Form 10QSB
period 2001-03-31
NEW MEDIUM ENTERPRISES INC
filed 2001-05-15
CIK 1126983

FORM 10Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                               Commission File Number
March 31, 2001                                           333-51880

                          NEW MEDIUM ENTERPRISES, INC.

             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                              11-3502174

(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4706 18th Avenue, Brooklyn, New York         11219

(Address of Principal Executive Offices)     Zip Code

Registrant's Telephone Number, Including Area Code: (718) 686-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,             11,959,000
    (Title of Class)                      (Shares outstanding at March 31, 2001)

                          NEW MEDIUM ENTERPRISES, INC.

                                   FORM 10Q-SB

                        THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, March 31, 2001                                       2

         Statement of Operations, March 31, 2001                             3

         Statement of Stockholders' Equity for the
         period ended March 31, 2001                                         4

         Statement of Cash Flows, March 31, 2001                             5

         Notes to Financial Statements                                       6

         Management's Discussion and
         Analysis of Results of Operations                                   7

PART II  Other Information - Items 1-6                                       7

Signatures                                                                   8

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                  MARCH 31,      JUNE 30,
                                                                                    2001           2000
                                                                                 -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                                     $   701,554    $ 1,066,716
                                                                                 -----------    -----------

          Total Current Assets

   Property and equipment                                                             34,895         34,895
       less: Accumulated depreciation                                                 (8,725)        (3,490)
                                                                                 -----------    -----------
Net Book Value                                                                        26,170         31,405
   Deferred offering costs                                                            57,609         40,000
   Deferred tax asset                                                                      0              0
   Investment                                                                        100,287              0
   Web site development costs/ Software Asset                                        349,410        196,102
   Other assets- security deposits                                                     3,600          3,600
   Prepaid expenses                                                                    1,919              0
                                                                                 -----------    -----------

         Total Assets                                                            $ 1,240,549    $ 1,337,823
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES
   Accrued expenses                                                              $     1,500    $     2,500
                                                                                 -----------    -----------

          Total Current Liabilities                                                    1,500          2,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding 11,957,000                                                   11,957         15,653
  Additional paid in capital                                                       1,695,588      1,668,642
  Deficit accumulated during the development stage                                  (468,496)      (348,972)
                                                                                 -----------    -----------

          Total Stockholders' Equity                                               1,239,049      1,335,323
                                                                                 ===========    ===========

Total Liabilities and Stockholders' Equity                                       $ 1,240,549    $ 1,337,823
                                                                                 ===========    ===========

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                  (UNAUDITED)


                                                   MARCH 31,       MARCH 31,
                                                     2001            2000
                                                 ------------    ------------

 REVENUES                                        $          0    $          0


 OPERATING EXPENSES
  General and administrative                     $     65,896          96,745
  Depreciation                                          1,745             877
                                                 ------------    ------------

     Total operating expenses                          67,641          97,622
                                                 ------------    ------------

      Income (loss) from operations                   (67,641)        (97,622)

OTHER INCOME
    Interest Income                                     9,402          15,500

     Loss before income taxes                         (58,239)        (82,122)

Income tax benefit                                                          0

     NET LOSS                                    ($    58,239)   ($    82,122)
                                                 ============    ============

LOSS PER COMMON SHARE- Basic and Diluted         ($      0.00)   ($      0.01)
                                                 ============    ============




 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     15,653,000      13,805,000
                                                                 ============

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD AUGUST 2, 1999 (Inception) - MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                            Retained
                                                                                              Additional    Earnings
                                                          Per Share      Common Stock          Paid-in    (Accumulated
                                                           Amount    Shares        Amount      Capital       Deficit)      Totals
                                                           ------    ------        ------      -------       --------      ------
Shares & warrants issued for cash, August 1999             $0.00    12,620,000     $12,620           $50                    $12,670

Sale of 251 A units, August 1999                           $0.50     2,510,000       2,510     1,252,490                  1,255,000

Sale of 52 B units, August 1999                            $0.75       260,000         260       194,740                    195,000

Issuance of  shares for services rendered, Dec. 1999       $0.50        16,000          16         7,984                      8,000

Sale of 21.3 C units, January 2000                         $1.25       213,000         213       266,037                    266,250

Issuance of shares for services rendered, April 2000       $0.50        34,000          34        16,966                     17,000

Offering costs-private placements                                                                (69,625)                   (69,625)

Net loss for period ended December  31, 2000                                                                 ($348,972)    (348,972)
                                                                    ----------------------------------------------------------------
Balances, June 30, 2000                                             15,653,000      15,653     1,668,642      (348,972)   1,335,323

Issuance of shares for services rendered, Sept. 2000       $0.50        54,000          54        26,946                     27,000

Purchase of shares from investors-retired                           (3,750,000)     (3,750)                                  (3,750)

Net loss for the nine months ended March 31, 2001                                                             (119,524)    (119,524)
                                                                    ----------------------------------------------------------------

Balances, March 31, 2001                                            11,957,000     $11,957    $1,695,588   ($468,496)    $1,239,049
                                                                    ==========  ==========   ===========  ============   ==========

                         NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                FOR THE PERIOD JANUARY 1, 2001 -- MARCH 31, 2001
                                   (UNAUDITED)




Cash flows from operating activities
      Net loss                                                         ($58,239)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Depreciation                                                   1,745

          Changes in assets and liabilities:
             accrued expenses                            ($12,250)
              prepaid payroll taxes                        (1,211)      (13,461)
                                                        ---------     ---------

Net cash used in operating activities                                   (69,955)

Cash flows from investing activities
     Purchase of investments                             (100,287)
     Web site development costs/ Software asset                 0
                                                        ---------

Net cash used in financing  activities                                 (100,287)


Cash flows from financing activities                                          0

Net decrease in cash and cash equivalents                              (170,242)
                                                                      ---------

Cash and cash equivalents, January 1, 2001                              871,796
                                                                      ---------

Cash and cash equivalents, March 31, 2001                              $701,554
                                                                      =========

                          NEW MEDIUM ENTERPRISES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2001, the results of operations for the three ended months March 31, 2001 are included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001

The information contained in these unaudited financial statements should be read in conjunction with audited financial statements as of June 30, 2000.

                          NEW MEDIUM ENTERPRISES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                 March 31, 2001


     At March 31, 2001, the Company's current assets amounted to $1,240,549, while current liabilities amounted to $1,500.



PART II  OTHER INFORMATION


Item 1      Legal Proceedings - None


Item 2      Changes in Securities - None


Item 3      Defaults Upon Senior Securities - None


Item 4      Submission of Matters to a Vote of Securities Holders - None


Item 5      Other Information - None


Item 6      Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW MEDIUM ENTERPRISES, INC.



                                     By:   /s/ Ethel Schwartz
                                           ------------------------------------
                                              Ethel Schwartz
                                              President, Treasurer and Director

Date: May 14, 2001