Form 10KSB
period 2001-06-30
NEW MEDIUM ENTERPRISES INC
filed 2001-10-09
CIK 1126983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the Fiscal year ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 333-51880

                          NEW MEDIUM ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                                     11-3502174
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation of Organization)                      Identification No.)

4706 18th Avenue, Brooklyn, New York                11219
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code: (718) 686-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
-------------------                                  -------------------
Common Stock                                         OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 6, 2001 was $698,500.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __        No  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                           11,965,000
-----------------------------              ------------------------------------
       (Title of Class)                    (Shares outstanding at June 30, 2001)

                          NEW MEDIUM ENTERPRISES, INC.
                                   FORM 10-KSB
                        FOR THE YEAR ENDED JUNE 30, 2001

         INDEX                                                              Page
         -----                                                              ----

PART I

Item 1    Business                                                            4

Item 2    Properties                                                          4

Item 3    Legal Proceedings                                                   4

Item 4    Submission of Matters to a Vote of Security Holders                 4

PART II

Item 5    Market for the Registrant's Securities and Related
          Stockholder Matters                                                 5

Item 6    Selected Financial Data                                             5

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 5

Item 8    Financial Statements and Supplementary Data                         6

Item 9    Disagreements on Accounting and Financial Disclosure                6

PART III

Item 10   Directors and Executive Officers of the Registrant                  6

Item 11   Executive Compensation                                              7

Item 12   Security Ownership of Certain Beneficial
          Owners and Management                                               7

Item 13   Certain Relationships and Related Transactions                      8

PART IV

Item 14   Exhibits, Financial Statement, Schedules and Reports on Form 8-K    8

Signatures

                                     PART 1

Item 1. Business

     We  were   incorporated  in  Nevada  on  August  2,  1999  under  the  name
Shopoverseas.com, Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.

     Since our inception, we have allocated our resources to the following businesses.

     1.   E-Commerce Software Platform-- CodeTrek(TM).

     2. Broadband Internet Services - Acquisition of a majority interest in Broadeo Wireless Communications

     3.   Investment in Intellitain Media Inc

     4.   Internet Operations & Websites
          (a)  ShopUpscale.com
          (b)  AlertingShoppers.com
          (c)  FocusVenue.com
          (d)  ShopOverseas.com

     As a result of market conditions severely impacting the markets for the company's CodeTrek proprietory software, its Broadeo Wireless business, & web businesses, management has decided to put on hold on all of these products until more visibility emerges that can better guide management to the effective allocation of its resources. For the past four months, the company has been attempting to find a suitable acquisition candidate for our Company. To date no agreements have been entered into.

Item 2. Properties

     We are currently leasing approximately 850 square feet for our executive offices at 4706 18th Avenue, Brooklyn, New York 11219, for $1250 per month pursuant to a Lease Agreement. The term of the Lease Agreement is one year beginning October 1, 1999 through September 30, 2000 with an automatic additional one year renewal from October 1, 2000 through September 30, 2001. Effective at the request of the landlord, we agreed to give up one small office from our January 2001 our monthly rental for our offices has been reduced to $855.00 per month.

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     On April 20, 2001, the Company's registration statement was declared effective by the Securities and Exchange Commission. The Company's common stock has been listed on the NASD OTC Bulletin Board under the symbol of NMEN. As of June 30, 2001, the Company's common stock has not begun trading.

     Shareholders

     As of June 30, 2001, the number of holders of record of the common stock, $.001 par value, of the Company was 65.

Item 6. Selected Financial Data

                                                     June 30,          June 30,
                                                       2001              2000
                                                     ---------         ---------

Income from Operations                              $      -0-         $     -0-
Total Current Assets                                   778,756         1,066,716
Other Assets                                           342,327           271,107
Total Assets                                         1,121,083         1,337,823
Total Current Liabilities                                2,489             2,500
Total Stockholders Equity                            1,118,594         1,335,323

Item 7. Management's Discussion and Analysis of Results of Operations

     We are a development stage company in the process of developing (i) proprietary e-commerce software and (ii) telecom technology for faster wireless Internet access. To date, we have generated no revenues.

     We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. To date, no negotiations have been undertaken to obtain any additional funding.

     As a result of market conditions severely impacting the markets for the company's CodeTrek proprietory software and for its Broadeo Wireless business, management has decided to put on hold both of these products until more visibility emerges that can better guide management to the effective allocation of its resources. For the past four months, the company has been attempting to find a suitable acquisition candidate for our Company. To date no agreements have been entered into.

     The Company entered into written employment agreements with two of our employees, Eva Beilus for an annual salary of $52,000 and Sam Beilus for an annual salary of $28,000. From the Company's inception, Ethel Schwartz, the Company's president and CEO has not drawn any salary. As of March 1st, 2001, to further minimize administrative expenses, Eva Beilus and Sam Beilus, C have agreed to accrue their salaries for at least six months in the amounts of $26,000 and $14,000, respectively. To date, no additional salaries have been paid to Eva Beilus and Sam Beilus. The company has no plans to pay salaries to either. Furthermore, to preserve the company's capital, on April 18, 2001 we terminated the consulting agreement with Stratagram which required the payment of $2,000 in weekly fees. Prior to April 18, 2001, we terminated the weekly issuance of 2,000 shares to Stratagram.

Item 8.  Financial Statements

     Attached

Item 9. Disagreements on Accounting and Financial Disclosures

     None

                                    PART III

Item 10. Directors and Executive Officers

     The directors and executive officers of New Medium Enterprises, Inc. are as follows:

        Name                      Age               Position
        ----                      ---               --------

        Ethel Schwartz             51               President, Chief Executive
                                                    Officer, Treasurer and
                                                    Director

        Eva Beilus                 53               Vice-President of
                                                    Merchandising, Secretary
                                                    And Director

        Hyman Schwartz             50               Director

     Ethel Schwartz (age 51) has been President, Chief Executive Officer and Treasurer since its inception. Since March 1996, Ethel has been an officer and director of Hyett Capital Ltd. Hyett Capital Ltd. acts as a finder to a select group of foreign investors seeking to invest in private placements of publicly traded companies. She is currently employed with Grand Capital Corp. on a part-time basis as a registered representative which is a stockbroker. Ethel devotes less than 5 hours per month in her employment with Grand Capital.

     Eva Beilus (age 53) has been Vice-President and Secretary since the Company's inception. Eva has been involved in fashion merchandising for our Company. From May, 1996 through December, 1998, Eva was employed as a production manager at Ultra Knit, Inc., Brooklyn, New York, a fashion knitwear manufacturing plant. Eva Beilus is a sister to Ethel Schwartz.

     Hyman Schwartz (age 50) has been Director since its inception. Hyman Schwartz had been a stock broker at Josephthal Lyon & Ross from 1988 through 1997. Since 1996, Hyman has been employed by Hyett Capital Ltd. as CEO. Hyett Capital acts as a finder to a select group of foreign investors seeking to invest in private placements of publicly traded companies. Hyman Schwartz is the husband of Ethel Schwartz.

Item 11. Executive compensation

     The Company entered into written employment agreements with two of our employees, Eva Beilus, the Company's Vice-President of Merchandising, Secretary and Director, for an annual salary of $52,000, and Sam Beilus for an annual salary of $28,000. Effective in March 2001, Eva Beilus and Sam Beilus have agreed to accrue their salaries for a period of six months in the amounts of $26,000 and $14,000, respectively. No salaries have been paid since.

Item 12. Security Ownership of Certain Beneficial Owners & Management.

     The following table sets forth the number and percentage, as of June 30, 2001 of the Company's Common Shares owned of record and beneficially by each person owning more than 5% of such Common Shares and by all officers and directors, as a group. Each of these persons may be deemed a parent and promoter as those terms are defined in the Act.

                   Name of                        Amount & Nature
                   Beneficial                       of Beneficial     Percentage
Title of Class     Owner                              Ownership        of Class
--------------     -----                             ---------        ----------

Common             Ethel Schwartz                    1,660,000         13.88%
                   Hyman Schwartz                    1,660,000         13.88%
                   Eva Beilus                        1,660,000         13.88%
                   Windermere Fund                   1,000,000          8.02%
                   Atlantic Bond Fund                1,000,000          8.02%
                   Sequoia Growth Fund               1,000,000          8.02%
                   The ExecutiveFund                 1,000,000          8.02%
                   Passy Holding                     2,330,000         16.30%
                   Jacob N. Werczberger                980,000          7.91%
                   Helen Shimon                      1,080,000         8.648%
                   International Global
                     Communications                    750,000           5.9%
                   Darrell Lerner                      750,000           5.9%
                   Stratagram Technology Group       1,000,000         7.717%
                   Samuel Friedman                     950,000          7.81%

                   All Officers and Directors as a
                   Group (3) as of June 30, 2001     4,980,000         41.64%

Item 13. Certain Relationships and Related Transactions

     On April 18, 2001 we terminated the consulting agreement with Stratagram which required the payment of $2,000 in weekly fees. Prior to April 18, On December 31, 2000, we terminated the weekly issuance of 2,000 shares to Stratagram.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     None

                             N. Blumenfrucht CPA PC
                              1040 East 22nd Street
                             Brooklyn New York 11210
                               Tel.- 718-692-2743
                                Fax -718-692-2203


The Board of Directors and Stockholders
New Medium Enterprises, Inc.

     We have audited the accompanying balance sheets of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the period August 2, 1999 (inception) through June 30, 2001 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc as of the June 30, 2001 and 2000 and the results of its operations and its cash flows for the period August 2, 1999 through June 30, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Nachum Blumenfrucht

Brooklyn New York
September 27, 2001

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                                 BALANCE SHEET
                                     AS AT

                                     ASSETS                                 JUNE 30, 2001               JUNE 30, 2000
                                                                            -------------               -------------

CURRENT ASSETS
   Cash and cash equivalents (note 2)                                         $   695,242                 $ 1,066,716
   Investment (note 7)                                                             81,900                           0
  Prepaid  expenses and taxes                                                       1,614                           0
                                                                              -----------                 -----------
          Total Current Assets                                                               $  778,756                  $1,066,716

   Property and equipment (note 2)                                                 34,895                      34,895
       less: Accumulated depreciation                                              10,470        24,425        (3,490)       31,405
                                                                              -----------                 -----------
   Deferred offering costs (note 4)                                                                   0                      40,000
   Deferred tax asset (note 5)                                                                        0                           0
   Web site development costs/ Software Asset (note 6)                                          314,302                     196,102
   Other assets- security deposits  (note 9)                                                      3,600                       3,600
                                                                                             ----------                  ----------

         Total Assets                                                                        $1,121,083                  $1,337,823
                                                                                             ==========                  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES
   Accrued expenses  (note 8)                                                 $     1,500                 $     2,500
   Due to shareholders                                                                989                           0
          Total Current Liabilities                                                          $    2,489                  $    2,500

COMMITMENTS AND CONTINGENCIES (note 9)

STOCKHOLDERS' EQUITY  (note 10)
  Preferred stock, $.001 par value, Authorized 10,000,000 shares; none issued        --                            --
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding  11,965,000 and 15,653,000                                11,965                      15,653
  Additional paid in capital                                                    1,656,480                   1,668,642
  Accumulated other comprehensive loss                                            (13,911)                          0
  Deficit accumulated during the development stage                               (535,940)                   (348,972)
                                                                              -----------                 -----------

          Total Stockholders' Equity                                                          1,118,594                   1,335,323
                                                                                             ----------                  ----------

Total Liabilities and Stockholders' Equity                                                   $1,121,083                  $1,337,823
                                                                                             ==========                  ==========



                 See accompanying notes to financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                            STATEMENT OF OPERATIONS
                                FOR THE PERIODS

                                                                                    ACCUMULATED
                                                FOR THE YEAR      FOR THE YEAR    FROM INCEPTION
                                                    ENDED            ENDED      (Aug. 2, 1999) THRU
                                                JUNE 30, 2001    JUNE 30, 2000     JUNE 30, 2001
                                                -------------    -------------  -------------------

 REVENUES                                        $       0.00    $       0.00      $       0.00


 OPERATING EXPENSES
  General and administrative                          235,297         142,213           377,510
  Research and development                                  0         245,000           245,000
  Depreciation                                          6,980           3,490            10,470
                                                 ------------    ------------      ------------

     Total operating expenses                         242,277         390,703           632,980
                                                 ------------    ------------      ------------

      Income (loss) from operations                  (242,277)       (390,703)         (632,980)

OTHER INCOME
  Investment income                                    55,309          41,731            97,040
                                                 ------------    ------------      ------------

     Loss before income taxes                        (186,968)       (348,972)         (535,940)

Income tax benefit (note 5)                                 0               0                 0

     NET LOSS                                    ($   186,968)   ($   348,972)     ($   535,940)
                                                 ============    ============      ============

LOSS PER COMMON SHARE- Basic and Diluted         ($      0.01)   ($      0.02)
                                                 ============    ============




 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     13,807,000      15,391,315
                                                 ============    ============


                 See accompanying notes to financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD AUGUST 2, 1999 (inception)-JUNE 30, 2001


                                                                                             Retained      Accumulated
                                                                              Additional     Earnings         Other
                                         Per Share      Common Stock            Paid-in    (Accumulated    Comprehensive
                                          Amount     Shares          Amount     Capital       Deficit          Loss         Totals
                                          ------     ------          ------     -------       -------          ----         ------
Shares & warrants issued for
  cash, August 1999                        $0.00   12,620,000       $12,620    $       50                                $   12,670

Sale of 251 A units, August 1999           $0.50    2,510,000         2,510     1,252,490                                 1,255,000

Sale of 52 B units, August 1999            $0.75      260,000           260       194,740                                   195,000

Issuance of  shares for services
  rendered, Dec. 1999                      $0.50       16,000            16         7,984                                     8,000

Sale of 21.3 C units, January 2000         $1.25      213,000           213       266,037                                   266,250

Issuance of shares for services
  rendered, April 2000                     $0.50       34,000            34        16,966                                    17,000

Offering costs-private placements                                                 (69,625)                                  (69,625)

Net loss for period ended June 30, 2000                                                       ($348,972)                   (348,972)
                                                  ---------------------------------------------------------------------------------


Balances, June 30, 2000                             15,653,000       $15,653   $1,668,642     ($348,972)                $1,335,323

correction of shares issued-August 1999    $0.00        2,000             2           ($2)                                       $0

Issuance of shares for services
  rendered, Sept. 2000                     $0.50       54,000            54        26,946                                    27,000

Repurchase of common shares                $0.00   (3,750,000)       (3,750)            0                                    (3,750)

Offering costs-public offering                                                    (40,000)                                  (40,000)

Issuance of shares for services
  rendered, May 2001                       $0.15        6,000             6           894                                       900

Comprehensive loss                                                                                            (13,911)      (13,911)

Net loss for period ended June 30, 2001                                                        (186,968)                   (186,968)
                                                  ---------------------------------------------------------------------------------

Balances, June 30, 2001                            11,965,000       $11,965    $1,656,480     ($535,940)     ($13,911)   $1,118,594
                                                  ===========    ==========  ============  ============  ============   ===========

                 See accompanying notes to financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                                FOR THE PERIODS

                                                                                          ACCUMULATED
                                                         FOR THE YEAR    FOR THE YEAR    FROM INCEPTION
                                                             ENDED           ENDED       AUG. 2, 1999-
                                                         JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001
                                                         -------------   -------------   -------------

Cash flows from operating activities
      Net loss                                              ($186,968)     ($348,972)     ($535,940)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Depreciation                                         6,980          3,490         10,470

          Changes in assets and liabilities:
             prepaid expenses                                  (1,614)         2,500            886
             current liabilities                                  (11)             0            (11)
             security deposit                                       0         (3,600)        (3,600)
                                                          -----------    -----------    -----------

Net cash used in operating activities                        (181,613)      (346,582)      (528,195)

Cash flows from investing activities
      Purchase of fixed assets                                      0        (34,895)       (34,895)
     Web site development costs/ Software asset               (90,300)      (171,102)      (261,402)
      Investment purchased                                    (95,811)             0        (95,811)
                                                          -----------    -----------    -----------
Net cash used in financing  activities                       (186,111)      (205,997)      (392,108)


Cash flows from financing activities
    Proceeds from sale of A,B and C units                           0      1,716,250      1,716,250
   Offering costs-private placements                                0        (69,625)       (69,625)
   Deferred offering costs-registration statement                   0        (40,000)       (40,000)
   Purchase of treasury stock                                  (3,750)             0         (3,750)
   Proceeds from sale of shares and warrants to various
   officers, founders and investors                                 0         12,670         12,670
                                                          -----------    -----------    -----------

 Net cash provided by financing activities                     (3,750)     1,619,295      1,615,545

Net increase  (decrease ) in cash                            (371,474)     1,066,716        695,242

Cash and cash equivalents, beginning of period              1,066,716              0              0
                                                          -----------    -----------    -----------

Cash and cash equivalents, end of period                     $695,242     $1,066,716       $695,242
                                                          ===========    ===========    ===========


Supplemental disclosures

 Noncash investing and financing activities:
Issuance of common stock in exchange for services
 in connection with web site development costs                $27,900        $25,000        $52,900
                                                          ===========    ===========    ===========

                 See accompanying notes to financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY.

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. The Company's intention was to operate as an Internet based E-commerce Company. Several websites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. Additionally, the Company intends to market its own proprietary Internet based software package to outside e-commerce companies. The Company is currently negotiating with several companies as possible merger candidates. As of the June 30, 2001 the Company has not generated any revenues and is considered a development stage company.


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year

The Company has chosen June 30, as its fiscal year end.

Use of estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consists of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has not experienced any losses on its cash or cash equivalents.

Investments

Investments include marketable common stock securities traded on the stock exchange. The marketable securities are classified as available for sale, and are measured at fair value in the balance sheet. Unrealized gains and losses on investments are recorded net of tax as a separate component of stockholders' equity. Gains and losses on securities sold are determined based on the specific identification method.


Property and equipment

Property and equipment (primarily computer hardware) are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) using the accelerated depreciation method allowed by the Internal Revenue Code.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2001 and 2000 there were no revenues.

Loss per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be antidiliutive

Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) issued FASB 133, "Accounting for Derivative Instruments and Hedging Activities", The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. The implementation of SAB 101 is not expected to have a significant impact on the Company's future results of operations.


NOTE 3- LIQUIDITY & PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred a loss for the current and prior period and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is management's opinion that the current capital base is sufficient to maintain the Company for at least the following year.


NOTE 4- DEFERRED OFFERING COSTS

The Company undertook a successful registration on some of its shares and all of its outstanding warrants. Costs in the amount of $40,000 costs were incurred in regard to this registration. These costs were charged against additional paid in capital. The Company had also incurred costs in regard to the private placements totaling $69,625. These have also been charged against additional paid in capital.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 -INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2001 the Company had a Federal and State tax net operating loss of approximately $730,000. The difference between book and taxable income is due to timing differences in the recognition of the web site development costs. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized


NOTE 6- WEB SITE DEVELOPMENT COSTS/ SOFTWARE ASSET

The Company has incurred significant costs in the development of its web sites and e-commerce capabilities. Management has elected to treat all Web Site Development Costs under the guidance of the Emerging Issues Task Force (EITF). The EITF recommends following the guidelines of Statement of Position 98-1. Under SOP 98-1, software developed for internal use is capitalized during the development stage and amortized over its useful life. The costs, which were incurred by the Company, are considered application development stage costs, which are capitalized and amortized. It is estimated that the useful life of this asset should approximate three years. As the web site is not fully developed amortization was not taken in the current financial period. The Company will also attempt to sell these software programs, which it has developed, to third parties. In such event the position of the Company is per the guidance of FASB No. 86. Under FASB No. 86, once technological feasibility has been established, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. When the product is available for general release to its customers, amortization will begin. Management is of the opinion that technological feasibility has been established for its product and that following either the guidelines of FASB No. 86 or SOP 98-1 requires the capitalization of part of these expenditures. Costs incurred prior to technological feasibility totaled $245,000 , these costs were expensed in the period ended June 30, 2000.
During the period ended June 30, 2001 60,000 shares of common stock were issued for services rendered in relation to the development of the web site. Management has valued these shares at approximately $28,000, which approximates the value of services rendered.


NOTE 7-INVESTMENTS

The Company has purchased shares of publicly traded companies on the open market. These investments are shown at market value as of the balance sheet date. Unrealized gains and losses on investments are shown a separate component of stockholders equity.

On July 15, 2000 the Company formed Intellitian Media Inc., a subsidiary that will market education and entertainment productions. In August 2000 the Company acquired a majority stake in Broadeo Wireless Communications Inc., a startup company that is involved in wireless communications. The Company issued 500,000 B warrants exercisable at $1.00 per share and 500,000 A warrants exercisable at $1.50 per share.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8-ACCRUED EXPENSES

Accrued expenses include state & local corporate taxes.


NOTE 9-COMMITMENTS AND CONTINGENCIES

The Company leases its current location at a monthly rent of $ 855. The lease expired September 30, 2000; The Company continues to occupy the location on a month-to-month basis.

Rent expense for the periods ended June 30, 2001 and 2000 were $12,843 and $10,800 respectively. The Company maintains a $3,600 security deposit with its landlord.

In September 1999 the Company entered into a one-year financial consulting agreement with Robert LeRea. In January 2000 the Company entered into a second agreement with LeRea where he was to be compensated for funds raised and consulting work. As of June 30, 2000 Mr. LeRea received $26,625 in finders fees for capital raised. These costs were included in offering costs, which was charged against additional paid in capital. In addition to the above Mr. LeRea received payments for the development of strategic alliances in the Internet based market. These costs have been included in the intangible asset -Web Site Development Costs. As of June 30, 2001 no monies were owed to Mr. LeRea nor was the Company under any commitment to him.

On November 1, 1999 the Company entered into a consulting agreement with Stratagram Technology Group Inc. (Stratagram), technology and business consultants. Stratagram has helped in the development of the Company's web site and e-commerce capabilities and was compensated at a rate of $2,000 and 2,000 shares per week. Through June 30, 2001 the Company has issued 100,000 shares to an officer of Stratagram. These shares have been valued at $48,000, which approximates the value of services rendered. These costs have been included in the intangible asset- Web Site Development Costs. The Company has halted its relation with Stratagram and is under no further financial obligations to them.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.


NOTE 10- STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 100,000,000 shares of common stock (par value of $.001) and 10,000,000 shares of non-voting preferred stock (par value $.001).

The Company offered for sale 480 "A" units, 160 "B" units and 100 "C" units of its securities.

A "A" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class A warrants. Each Class A warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.50. The warrants expire July 31, 2002. Each unit sold for $ 5,000.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10- STOCKHOLDERS' EQUITY (continued)

A "B" unit consisted of 5,000 shares of the Company's common stock, and 7,500 Class B warrants. Each Class B warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.00. The warrants expire July 31, 2002. Each unit sold for $ 3,750.

A "C" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class D warrants. Each D warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.25. The warrants expire July 31, 2002. Each unit sold for $12,500.

On August 20, 1999 the Company sold to various investors and officers 12,620,000 shares of common stock, 3,080,000 Class A warrants (exercisable at $1.50 per share), 330,000 class B warrants (exercisable at $1.00 per share), 2,580,000 C warrants exercisable at ($.50 per share). Total consideration received was $12,670.

On September 2, 1999 the Company sold through a private placement 251 Class A units for a total gross consideration of $1,255,000 and 52 B units for a total gross consideration of $195,000.

In January 2000 the Company sold through a private placement 21.3 C units for a total gross consideration of $266,250.

The Company incurred costs in regard to the SB registration totaling $40,000. These have been charged against additional paid in capital. Additionally, the Company incurred costs in regard to the private placements totaling $69,625. These have also been charged against additional paid in capital.

The Company issued common stock to various individuals and companies in return for services rendered. During the period ended June 30, 2000 50,000 common shares were issued to various suppliers of services. These shares were valued at $25,000, which approximates the value of the services rendered. In September 2000 and May 2001 the Company issued 60,000 common shares for services rendered to Stratagram.

In October 2000 the Company purchased 3,750,000 common shares from some of its original investors for $3,750. The Company issued to these shareholders: 200,000 warrants exercisable at $.75 per share and 300,000 warrants exercisable at $1.00 per share. The 3,750,000 common shares were returned to the Company's treasury.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

The Company has not issued any options under its employee stock option plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEW MEDIUM ENTERPRISES, INC.
                                   (Registrant)


                                   By:   /s/ Ethel Schwartz
                                         --------------------------------------
                                            Ethel Schwartz
                                            President, Chief Executive Officer,
                                            Treasurer and Director

                                   Date: October 4, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.



                                   By:   /s/ Ethel Schwartz
                                         --------------------------------------
                                            Ethel Schwartz
                                            President, Chief Executive Officer,
                                            Treasurer and Director

                                   Date: October 4, 2001