Form 10QSB
period 2001-09-30
NEW MEDIUM ENTERPRISES INC
filed 2001-11-05
CIK 1126983

FORM 10Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                                Commission File Number
September 30, 2001                                        333-51880

                          NEW MEDIUM ENTERPRISES, INC.

             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                                           11-3502174

(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4706 18th Avenue, Brooklyn, New York                      11219

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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,         11,965,000
        (Title of Class)              (Shares outstanding at September 30, 2001)

                          NEW MEDIUM ENTERPRISES, INC.

                                   FORM 10Q-SB

                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, September 30, 2001                                     2

         Statement of Operations, September 30, 2001                           3

         Statement of Stockholders' Equity for the
         period ended September 30, 2001                                       4

         Statement of Cash Flows, September 30, 2001                           5

         Notes to Financial Statements                                         6

         Management's Discussion and
         Analysis of Results of Operations                                     7

PART II  Other Information - Items 1-6                                         7

Signatures                                                                     8

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development state company)
                                 BALANCE SHEET
                                  (UNAUDITED)


                      ASSETS
                                                       SEPT. 30,       JUNE 30,
                                                         2001            2001
                                                      ----------     ----------
CURRENT ASSETS
   Cash and cash equivalents                            $686,076       $695,242
   Investment                                             57,232         81,900
   Prepaid expenses and taxes                              1,740          1,614
                                                      ----------     ----------
          Total Current Assets                           745,048        778,756

   Property and equipment                                 34,895         34,895
       less: Accumulated depreciation                    (12,215)       (10,470)
                                                      ----------     ----------
Net Book Value                                            22,680         24,425

   Deferred tax asset                                          0              0
   Web site development costs/ Software Asset            314,302        314,302
   Other assets- security deposits                         3,600          3,600
                                                      ----------     ----------
         Total Assets                                 $1,085,630     $1,121,083
                                                      ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                       $3,000         $1,500
   Due to shareholders                                       989            989
                                                      ----------     ----------
          Total Current Liabilities                        3,989          2,489

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    Authorized 10,000,000 shares; none issued
  Common stock, $.001 par value,
    Authorized 100,000,000 shares;
  Issued and outstanding 11,965,000                       11,965         11,965
  Additional paid in capital                           1,656,480      1,656,480
  Accumulated other comprehensive loss                   (38,579)       (13,911)
  Deficit accumulated during the development stage      (548,225)      (535,940)
                                                      ----------     ----------
    Total Stockholders' Equity                         1,081,641      1,118,594
                                                      ----------     ----------
Total Liabilities and Stockholders' Equity            $1,085,630     $1,121,083
                                                      ==========     ==========

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development state company)
                             STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED (UNAUDITED)


                                                        SEPT. 30       SEPT. 30
                                                          2001           2000
                                                      ----------     ----------

REVENUES                                                      $0             $0


OPERATING EXPENSES
  General and administrative                              15,363         52,283
  Depreciation                                             1,745          1,745
                                                      ----------     ----------

     Total operating expenses                             17,108         54,028
                                                      ----------     ----------

      Income (loss) from operations                     (17,108)        (54,028)

OTHER INCOME
   Interest Income                                         4,823         15,968
                                                      ----------     ----------

     Loss before income taxes                           (12,285)        (38,060)

Income tax benefit                                             0              0

     NET LOSS                                          ($12,285)       ($38,060)
                                                      ==========     ==========

LOSS PER COMMON SHARE- Basic and Diluted                   $0.00          $0.00
                                                      ----------     ----------


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         11,965,000     15,680,000
                                                      ==========     ==========

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development state company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JULY 1, 2000-SEPTEMBER 30, 2001


                                                                                               Retained     Accumulated
                                                             Common Stock        Additional    Earnings       Other
                                               Per Share --------------------     Paid-in    (Accumulated  Comprehensive
                                                 Amount    Shares     Amount      Capital      Deficit)        Loss         Totals
                                               --------- ----------  --------   -----------  ------------  ------------- ----------
Balances, June 30, 2000                                  15,653,000  $ 15,653   $ 1,668,642   ($348,972)                 $1,335,323

correction of shares issued(August 1999          $0.00        2,000         2           ($2)                             $        0

Issuance of shares for services rendered,
     Sept. 2000                                  $0.50       54,000        54        26,946                                  27,000

Repurchase of common shares                      $0.00   (3,750,000)   (3,750)            0                                  (3,750)

Offering costs(public offering                                                      (40,000)                                (40,000)

Issuance of shares for services rendered,
     May 2001                                    $0.15        6,000         6           894                                     900

Comprehensive loss                                                                                            (13,911)      (13,911)

Net loss for period ended June 30, 2001                                                        (186,968)                   (186,968)
                                                         ----------  --------   -----------   ---------       -------    ----------
Balances, June 30, 2001                                  11,965,000    11,965     1,656,480    (535,940)      (13,911)    1,118,594

Comprehensive loss                                                                                            (24,668)      (24,668)

Net loss for period ended September  30, 2001                                                   (12,285)                    (12,285)
                                                         ----------  --------   -----------   ---------       -------    ----------
Balances, September 30, 2001                             11,965,000  $ 11,965   $ 1,656,480   ($548,225)      (38,579)   $1,081,541
                                                         ==========  ========   ===========   =========       =======    ==========

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development state company)
                             STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2001


Cash flows from operating activities
     Net loss                                                         ($ 12,285)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation                                                    1,745

          Changes in assets and liabilities:
             prepaid expenses                                              (126)
             current liabilities                                          1,500
                                                                              0
                                                                      ---------
Net cash used in operating activities                                    (9,166)

Cash flows from investing activities
     Purchase of fixed assets                                                 0
     Web site development costs/ Software asset                               0
                                                                      ---------
Net cash used in financing  activities                                        0


Cash flows from financing activities


Net cash provided by financing activities                                     0

Net increase  (decrease ) in cash                                        (9,166)
                                                                      ---------
Cash and cash equivalents, beginning of period                          695,242

Cash and cash equivalents, end of period                              $ 686,076
                                                                      =========

Supplemental disclosures

                          NEW MEDIUM ENTERPRISES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2001, the results of operations for the three months ended September 30, 2001 are included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

The information contained in these unaudited financial statements should be read in conjunction with audited financial statements as of June 30, 2001 filed with the Company's annual report on Form 10-KSB.

                          NEW MEDIUM ENTERPRISES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2001


     At September 30, 2001, the Company's current assets amounted to $745,048, while current liabilities amounted to $3,989.


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

                                   NEW MEDIUM ENTERPRISES, INC.


                                   By:  /s/  Ethel Schwartz
                                        ----------------------------------
                                             Ethel Schwartz
                                             President, Treasurer and Director

Date: November 5, 2001