Form 10QSB
period 2001-12-31
NEW MEDIUM ENTERPRISES INC
filed 2002-02-14
CIK 1126983

                                   FORM 10Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                            Commission File Number
December 31, 2001                                     333-51880

                          NEW MEDIUM ENTERPRISES, INC.

             (Exact Name of Registrant as Specified in its Charter)

         NEVADA                             11-3502174

(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4706 18th Avenue, Brooklyn, New York        11219

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,         16,409,444
         (Title of Class)             (Shares outstanding at December 31, 2001)

                          NEW MEDIUM ENTERPRISES, INC.

                                   FORM 10Q-SB

                      THREE MONTHS ENDED DECEMBER 31, 2001

                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, December 31, 2001                                   2

         Statement of Operations, December 31, 2001                         3

         Statement of Stockholders' Equity for the
         period ended December 31, 2001                                     4

         Statement of Cash Flows, December 31, 2001                         5

         Notes to Financial Statements                                      6

         Management's Discussion and
         Analysis of Results of Operations                                  11

PART II  Other Information - Items 1-6                                      11

Signatures                                                                  12

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                            BALANCE SHEET (UNAUDITED)
                                      AS AT

                                                                                  DEC. 31      JUNE 30,
                                                                                    2001         2001
                                                                                 ----------   ----------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                     $  678,211   $  695,242
   Investment                                                                        88,060       81,900
   Prepaid expenses and taxes                                                         1,740        1,614
                                                                                 ----------   ----------

          Total Current Assets                                                      768,011      778,756

   Property and equipment                                                            34,895       34,895
       less: Accumulated depreciation                                               (13,960)     (10,470)
                                                                                 ----------   ----------
Net Book Value                                                                       20,935       24,425

   Deferred tax asset                                                                     0            0
   Web site development costs/ Software Asset                                       314,302      314,302
   Other assets- security deposits                                                    3,600        3,600
                                                                                 ----------   ----------

         Total Assets                                                            $1,106,848   $1,121,083
                                                                                 ==========   ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                              $    3,000   $    1,500
   Due to shareholders                                                                  989          989
                                                                                 ----------   ----------
          Total Current Liabilities                                                   3,989        2,489

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding 16,409,444 and 11,965,000                                   16,409       11,965
  Additional paid in capital                                                      1,802,036    1,656,480
  Accumulated other comprehensive loss                                               (7,751)     (13,911)
  Deficit accumulated during the development stage                                 (707,835)    (535,940)
                                                                                 ----------   ----------

          Total Stockholders' Equity                                              1,102,859    1,118,594
                                                                                 ----------   ----------

Total Liabilities and Stockholders' Equity                                       $1,106,848   $1,121,083
                                                                                 ==========   ==========

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED (UNAUDITED)

                                                  DEC. 31,     DEC. 31,
                                                   2001          2000
                                                -----------   -----------

REVENUES                                        $     1,291   $         0

OPERATING EXPENSES
  General and administrative                        161,575        88,168
  Depreciation                                        1,745         1,745
                                                -----------   -----------

     Total operating expenses                       163,320        89,913
                                                -----------   -----------

      Income (loss) from operations                (162,029)      (89,913)

OTHER INCOME
   Interest Income                                    2,419        13,071
                                                -----------   -----------

     Loss before income taxes                      (159,610)      (76,842)

Income tax benefit                                        0             0
                                                -----------   -----------

     NET LOSS                                     ($159,610)     ($76,842)
                                                ===========   ===========

LOSS PER COMMON SHARE- Basic and Diluted             ($0.01)       ($0.01)
                                                ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    13,446,481    13,805,000
                                                ===========   ===========

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                FOR THE PERIOD JULY 1, 2000 - DECEMBER 31, 2001

                                                                       Common Stock       Additional
                                                       Per Share   --------------------    Paid-in
                                                        Amount      Shares       Amount    Capital
                                                       ---------   ----------   -------   ----------

Balances, June 30, 2000                                            15,653,000   $15,653   $1,668,642

correction of shares issued-August 1999                  $0.00          2,000         2          ($2)

Issuance of shares for services rendered, Sept. 2000     $0.50         54,000        54       26,946

Repurchase of common shares                              $0.00     (3,750,000)   (3,750)           0

Offering costs-public offering                                                               (40,000)

Issuance of shares for services rendered, May 2001       $0.15          6,000         6          894

Comprehensive loss

Net loss for period ended June 30, 2001

                                                                   ----------   -------   ----------

Balances, June 30, 2001                                            11,965,000    11,965    1,656,480

Comprehensive gain

Issuance of shares for services rendered, Dec 2001       $0.03      4,444,444     4,444      145,556

Net loss for period ended December 31, 2001
                                                                   ----------   -------   ----------

Balances, December 31, 2001                                        16,409,444   $16,409   $1,802,036
                                                                   ==========   =======   ==========

                                                         Retained      Accumulated
                                                         Earnings         Other
                                                       (Accumulated   Comprehensive
                                                         Deficit)         Loss           Totals
                                                       ------------   -------------   -----------

Balances, June 30, 2000                                  ($348,972)                   $ 1,335,323

correction of shares issued-August 1999                                               $         0

Issuance of shares for services rendered, Sept. 2000                                       27,000

Repurchase of common shares                                                                (3,750)

Offering costs-public offering                                                            (40,000)

Issuance of shares for services rendered, May 2001                                            900

Comprehensive loss                                                       (13,911)         (13,911)

Net loss for period ended June 30, 2001                   (186,968)                      (186,968)
                                                         =========
                                                         ---------       -------       ----------

Balances, June 30, 2001                                   (535,940)      (13,911)       1,118,594

Comprehensive gain                                                         6,160            6,160

Issuance of shares for services rendered, Dec 2001                                        150,000

Net loss for period ended December 31, 2001               (171,895)                      (171,895)
                                                         ---------       -------       ----------

Balances, December 31, 2001                              ($707,835)      ($7,751)      $1,102,859
                                                         =========       =======       ==========

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                      STATEMENT OF CASH FLOWS (UNAUDITED)

                              FOR THE THREE MONTHS
                            ENDED DECEMBER 31, 2001

Cash flows from operating activities
     Net loss                                                    ($159,610)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation                                               1,745

          Changes in assets and liabilities:
             prepaid expenses                                            0
             current liabilities                                         0
                                                                         0
                                                                ----------

Net cash used in operating activities                             (157,865)

Cash flows from investing activities
     Purchase of fixed assets                                            0
     Web site development costs/ Software asset                          0
                                                                ----------

Net cash used in financing  activities                                   0

Cash flows from financing activities
   Issuance of shares to officers for services rendered            150,000
                                                                ----------

Net cash provided by financing activities                          150,000
                                                                ----------

Net increase  (decrease ) in cash                                   (7,865)

Cash and cash equivalents, beginning of period                     686,076
                                                                ----------

Cash and cash equivalents, end of period                        $  678,211
                                                                ==========

Supplemental disclosures

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND FORMATION AND BUSINESS OF THE COMPANY

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 30, 2001, the results of operations for the three months ended December 30, 2001, are included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.
The information contained should be read in conjunction with audited financial statements as of June 30, 2001

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. The Company's intension was to operate as an Internet based E-commerce Company. Several websites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. Additionally, the Company planned to market its own proprietary Internet based software package to outside e-commerce companies. As of the December 31, 2001 the Company is considered a development stage company.

As a result of market conditions severely impacting the markets for the company's internet websites, its CodeTrek proprietary software and its Broadeo Wireless business, management has decided to put on hold all of these products until more visibility emerges that can better guide management to the effective allocation of its resources. . Since July 2000, the company has been negotiating with an acquisition prospect for our Company. To date no agreements have been entered into.

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

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3- LIQUIDITY & PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred a loss for the current period and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is management's opinion that the current capital base is sufficient to maintain the Company for at least the following year.

NOTE 4- DEFERRED OFFERING COSTS

The Company had undertaken a SB-2 registration of some of its shares and all of its outstanding warrants. Certain costs have been incurred in regard to this registration. These costs approximate $ 58,000; have been charged against additional paid in capital. The Company had also incurred costs in regard to the private placements totaling $69,625. These have been charged against additional paid in capital.

                          NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

NOTE 5 -INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized

NOTE 6- WEB SITE DEVELOPMENT COSTS/ SOFTWARE ASSET

The Company has incurred significant costs in the development of its web sites and e-commerce capabilities. The original intention of the Company was to develop several web sites. During the development of the proprietary Internet based software the Company decided to market these software programs to outside parties. The Emerging Issues Task Force requires following the guidelines of Statement of Position 98-1 for web site development costs. Under SOP 98-1, software developed for internal use is capitalized during the development stage and amortized over its useful life. Software developed for the sale to outside parties fall under the guidelines of FASB No. 86. Under FASB No. 86, once technological feasibility has been established, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. When the product is available for general release to its customers, amortization will begin. All costs incurred prior to achieving technological feasibility are expensed as research and development costs. The Company has incurred approximately $245,000 of costs in the development of a working model. Those costs have been expensed in a prior period as research and development costs. The balance of the costs associated with the development of the Web Site and software were capitalized and will be amortized once the product is available for general release to its customers and the web site is fully developed.

NOTE 7-ACCRUED EXPENSES

Accrued expenses consist of professional and office expenses.

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

NOTE 8-COMMITMENTS AND CONTINGENCIES

The Company leases its current location at a monthly rent of $1,200. The lease expired December 30, 2000, with an automatic twelve-month renewal. The Company is currently paying $855 on a month to month basis. The company maintains a $3,600 security deposit with its landlord.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.

NOTE 9- STOCKHOLDERS' EQUITY

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

A "B" unit consisted of 5,000 shares of the Company's common stock, and 7,500 Class B warrants. Each Class B warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.00. The warrants expire July 31, 2002. Each unit sold for $ 3,750

A "C" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class D warrants. Each D warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.25. The warrants expire July 31, 2002. Each unit sold for $12,500.

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

                          NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY (continued)

The Company incurred costs in regard to the private placements totaling $69,625. These have been charged against additional paid in capital in the current period.

The Company issued common stock to various individuals and companies in return for services rendered. During the period ended June 30, 2000 50,000 common shares were issued to various suppliers of services. These shares were valued at $25,000, which approximates the value of the services rendered.

In September 2000 the Company issued an additional 54,000 common shares to Stratagram .

In August 2000 the Company acquired a majority stake in Broadeo Wireless Communications Inc., a startup company that is involved in wireless communications. The Company issued 500,000 B warrants exercisable at $1.00 per share and 500,000 A warrants exercisable at $1.50 per share. As of Dec. 31, 2001 Broadeo had no operations

In October 2000 the Company purchased 3,750,000 common shares from some of its original investors for $3,750. The Company issued to these shareholders: 200,000 warrants exercisable at $.75 per share and 300,000 warrants exercisable at $1.00 per share. The 3,750,000 common shares were returned to the Company's treasury and retired.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

The Company issued 4,444,444 common shares to its president for past and present services rendered. The shares were valued at the fair market of the services rendered ($150,000). In addition the company issued 9,000,000 warrants to various shareholders and officers exercisable at $.045 per share. These options expire in 2006.

NOTE 10-INVESTMENTS

On July 15, 2000 the Company formed Intellitian Media Inc., a subsidiary that will market education and entertainment productions.

                          NEW MEDIUM ENTERPRISES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                DECEMBER 31, 2001

     At December 31, 2001, the Company's current assets amounted to $768,011, while current liabilities amounted to $3,989.

PART II OTHER INFORMATION

Item 1  Legal Proceedings - None

Item 2  Changes in Securities - None

Item 3  Defaults Upon Senior Securities - None

Item 4  Submission of Matters to a Vote of Securities Holders - None

Item 5  Other Information - Nones

Item 6  Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW MEDIUM ENTERPRISES, INC.


                                     By:  /s/ Ethel Schwartz
                                        ---------------------------------------
                                          Ethel Schwartz
                                          President, Treasurer and Director

Date: February 8, 2002