Form 10QSB
period 2002-03-31
NEW MEDIUM ENTERPRISES INC
filed 2002-05-06
CIK 1126983

FORM 10Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended                           Commission File Number
March 31, 2002                                       333-51880

                          NEW MEDIUM ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             NEVADA                                    11-3502174
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4706 18th Avenue, Brooklyn, New York                   11219
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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                          16,409,444
     (Title of Class)                     (Shares outstanding at March 31, 2002)

                          NEW MEDIUM ENTERPRISES, INC.

                                   FORM 10Q-SB

                        THREE MONTHS ENDED MARCH 31, 2002

                                      INDEX

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, March 31, 2002                                      2

          Statement of Operations, March 31, 2002                            3

          Statement of Stockholders' Equity for the
          period ended March 31, 2002                                        4

          Statement of Cash Flows, March 31, 2002                            5

          Notes to Financial Statements                                      6

          Management's Discussion and
          Analysis of Results of Operations                                  11

PART II  Other Information - Items 1-6                                       11

Signatures                                                                   12

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                           BALANCE SHEET (UNAUDITED)
                                     AS AT

                                                                                   MARCH 31,       JUNE 30,
                                     ASSETS                                          2002            2001
                                                                                 ------------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                                     $    751,382    $   695,242
    Investment                                                                         18,840         81,900
    Prepaid expenses and taxes                                                          1,740          1,614
                                                                                 ------------    -----------

          Total Current Assets                                                        771,962        778,756

   Property and equipment                                                              34,895         34,895
       less: Accumulated depreciation                                                 (15,705)       (10,470)
                                                                                 ------------    -----------
Net Book Value                                                                         19,190         24,425

   Deferred tax asset                                                                       0              0
   Web site development costs/ Software Asset                                         314,302        314,302
   Other assets- security deposits                                                      3,600          3,600
                                                                                 ------------    -----------

         Total Assets                                                            $  1,109,054    $ 1,121,083
                                                                                 ============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES
   Accrued expenses                                                              $      3,000    $     1,500
   Due to shareholders                                                                    989            989
                                                                                 ------------    -----------
          Total Current Liabilities                                                     3,989          2,489

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding 16,409,444 and 11,965,000                                     16,409         11,965
  Additional paid in capital                                                        1,802,036      1,656,480
  Accumulated other comprehensive gain (loss)                                             677        (13,911)
  Deficit accumulated during the development stage                                   (714,057)      (535,940)
                                                                                 ------------    -----------

          Total Stockholders' Equity                                                1,105,065      1,118,594
                                                                                 ------------    -----------

Total Liabilities and Stockholders' Equity                                       $  1,109,054    $ 1,121,083
                                                                                 ============    ===========

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                             STAEMENT OF OPERATIONS
                       FOR THREE MONTHS ENDED (UNAUDITED)

                                                    MARCH 31,       MARCH 31,
                                                      2002            2001
                                                   ----------      ----------
REVENUES                                              $     0        $      0

OPERATING EXPENSES
  General and administrative                          $ 7,586        $ 65,896
  Depreciation                                          1,745           1,745
                                                     --------       ---------

     Total operating expenses                           9,331          67,641
                                                     --------       ---------

      Income (loss) from operations                    (9,331)        (67,641)

OTHER INCOME
    Interest Income                                     2,408           9,402
    Gains on investments                                  701               0
                                                     --------       ---------

     Loss before income taxes                          (6,222)        (58,239)

Income tax benefit                                          0               0
                                                     --------       ---------

     NET LOSS                                        ($ 6,222)      ($ 58,239)
                                                     ========       =========

LOSS PER COMMON SHARE- Basic and Diluted             ($  0.00)      ($   0.00)
                                                     ========       =========



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      16,409,444      15,653,000
                                                   ==========      ==========

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                  STAEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE PERIOD JULY 1, 2000 - March 31, 2002

                                                                                                                     Retained
                                                                                                     Additional      Earnings
                                                       Per Share              Common Stock             Paid-in     (Accumulated
                                                         Amount          Shares          Amount        Capital       Deficit)
                                                         ------          ------          ------        -------       --------
Balances, June 30, 2000                                                 15,653,000    $    15,653    $ 1,668,642    ($348,972)

correction of shares issued-August 1999                $      0.00           2,000              2    ($        2)

Issuance of shares for services rendered, Sept. 2000   $      0.50          54,000             54         26,946

 Repurchase of common shares                           $      0.00      (3,750,000)        (3,750)             0

Offering costs-public offering                             (40,000)            000            000        (40,000)

Issuance of shares for services rendered, May 2001     $      0.15           6,000              6            894

Comprehensive loss

Net loss for period ended June 30, 2001                                                                              (186,968)
                                                                                                                     ========

                                                                      ------------    -----------    -----------    ---------

Balances, June 30, 2001                                                 11,965,000         11,965      1,656,480     (535,940)

Comprehensive gain

Issuance of shares for services rendered, Dec 2001     $      0.03       4,444,444          4,444        145,556

Net loss for period ended March  31, 2002                                                                            (178,117)

                                                                      ------------    -----------    -----------    ---------

Balances, March  31, 2002                               16,409,444    $     16,409    $ 1,802,036    ($  714,057)
                                                        ==========    ============    ===========    ===========

                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                         Gain (Loss)      Totals
                                                         ------------      ------
Balances, June 30, 2000                                                 $ 1,335,323

correction of shares issued-August 1999                                 $         0

Issuance of shares for services rendered, Sept. 2000                         27,000

 Repurchase of common shares                                                 (3,750)

Offering costs-public offering

Issuance of shares for services rendered, May 2001                              900

Comprehensive loss                                           (13,911)       (13,911)

Net loss for period ended June 30, 2001                                    (186,968)


                                                         -----------    -----------

Balances, June 30, 2001                                      (13,911)     1,118,594

Comprehensive gain                                            14,588         14,588

Issuance of shares for services rendered, Dec 2001                          150,000

Net loss for period ended March  31, 2002                                  (178,117)

                                                         -----------    -----------

Balances, March  31, 2002                                $       677    $ 1,105,065
                                                         ===========    ===========

                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                             STAEMENT OF CASH FLOWS
                             FOR THREE MONTHS ENDED
                                  (UNAUDITED)

                                                         MARCH 31,    MARCH 31,
                                                           2002         2001
                                                         ---------    ---------
Cash flows from operating activities
      Net loss                                          ($  6,222)   ($ 58,239)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Depreciation                                     1,745        1,745

          Changes in assets and liabilities:
             accrued expenses                                   0      (12,250)
              prepaid payroll taxes                             0       (1,211)
                                                         --------     --------

Net cash used in operating activities                      (4,477)     (69,955)

Cash flows from investing activities
     Sale  (purchase) of Investment-net                    77,648     (100,287)
                                                         --------     --------


Net cash used in financing  activities                     77,648     (100,287)


Cash flows from financing activities                            0            0
                                                         --------     --------

Net increase  (decrease) in cash and cash equivalents      73,171     (170,242)
                                                         --------     --------

Cash and cash equivalents, January 1,                     678,211      871,796
                                                         --------     --------

Cash and cash equivalents, March 31,                     $751,382     $701,554
                                                         --------     --------

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND FORMATION AND BUSINESS OF THE COMPANY

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 are included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The information contained should be read in conjunction with audited financial statements as of June 30, 2001

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. The Company's intension was to operate as an Internet based E-commerce Company. Several websites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. Additionally, the Company planned to market its own proprietary Internet based software package to outside e-commerce companies. As of the March 31, 2002 the Company is considered a development stage company.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - LIQUIDITY & PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred a loss for the current period and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is management's opinion that the current capital base is sufficient to maintain the Company for at least the following year.


NOTE 4 - DEFERRED OFFERING COSTS

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

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized

NOTE 6 - WEB SITE DEVELOPMENT COSTS/ SOFTWARE ASSET

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of professional and office expenses.

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - STOCKHOLDERS' EQUITY

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

                           NEW MEDIUM ENTERPRISES INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 10 - INVESTMENTS

On July 15, 2000 the Company formed Intellitian Media Inc., a subsidiary that will market education and entertainment productions.

                          NEW MEDIUM ENTERPRISES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                 March 31, 2002

     At March 31, 2002, the Company's current assets amounted to $771,962, while current liabilities amounted to $3,989.

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

                                       NEW MEDIUM ENTERPRISES, INC.


                                       By: /s/ Ethel Schwartz
                                           -------------------------------------
                                               Ethel Schwartz
                                               President, Treasurer and Director

Date: May 3, 2002