Form 10-K
period 2002-06-30
NEW MEDIUM ENTERPRISES INC
filed 2002-09-18
CIK 1126983

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For  the  Fiscal  year  ended  June  30,  2002

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _  ________To:________
Commission  file  number:  333-51880


                          NEW MEDIUM ENTERPRISES, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                         11-3502174

State  or  Other  Jurisdiction  of                        (I.R.S.  Employer
Incorporation  of  Organization)                           Identification  No.)


  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                 Ethel Schwartz
                      Chief Executive Officer and President
                                   1510 51 St.
                                Brooklyn NY 11219
                               Tel:  718-435-5291
                               Fax:  718-972-6196

                          Copies of communications to:
                            Barbara R. Mittman, Esq.
                             Grushko & Mittman, P.C.
                          551 Fifth Avenue, Suite 1601
                            New York, New York 10176
                          Telephone No.: (212) 697-9500
                          Facsimile No.: (212) 697-3575

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                     Name  of  each  exchange
Title  of  each  class               on  which  registered
----------------------               ---------------------
Common                               OTC  Bulletin  Board

________________________________     ______________________________

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
        _________________________________________________________________
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   X     No  ___.
                                            ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

The aggregate market value of the voting stock held by non-affiliates of the registrant is $190,500.

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

Yes          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock,  $.001  par  value             16,419,444
---------------------------------     ---------------------------
     (Title  of  Class)               (Shares  outstanding  at
                                       September  30,  2002)

NEW  MEDIUM  ENTERPRISES,  INC.
                                    FORM 10-K
                        FOR THE YEAR ENDED June 30, 2002

                              INDEX                                      Page
                              -----                                      ----

PART  I

Item  1          Business                                                   4

Item  2          Properties                                                 5

Item  3          Legal  Proceedings                                         5

Item  4          Submission  of  Matters  to  a  Vote  of
                 Security  Holders                                          5
PART  II

Item  5          Market  for  the  Registrant's  Securities
                 and  Related  Stockholder  Matters                         5

Item  6          Selected  Financial  Data                                  5

Item  7          Management's  Discussion  and  Analysis                    5
                 of  Financial  Condition  and  Results
                 of  Operations

Item  8          Financial  Statements  and  Supplementary                  6
                 Data

Item  9          Disagreements  on  Accounting  and                         6
                 Financial  Disclosure
PART  III

Item  10         Directors  and  Executive  Officers                        6
                 of  the  Registrant

Item  11         Executive  Compensation                                    6

Item  12         Security  Ownership  of  Certain  Beneficial               7
                 Owners  and  Management

Item  13         Certain  Relationships  and  Related                       8
                 Transactions

Item  14         Subsequent  Events:                                        8

PART  IV

Item  15         Exhibits,  Financial  Statement,  Schedules                9
                 and  Reports  on  Form  8-K

Signatures                                                                 18

     We were incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com, Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.

Our  Products  and  Services

     Since our inception, we have allocated our resources to the following businesses.

1.   E-Commerce Software Platform-- CodeTrek(TM).

2. Broadband Internet Services - Acquisition of a majority interest in Broadeo Wireless Communications.

3.   Investment in Intellitain Media Inc

4.   Internet Operations & Websites
     (a)  ShopUpscale.com
     (b)  AlertingShoppers.com
     (c)  FocusVenue.com
     (d)  ShopOverseas.com

Item  2:
Description  Of  Property

We are leasing on a month to month basis approximately 600 square ft. office space at 4706 18th Ave., Brooklyn NY 11204. (See also subsequent events).


Item  3:
Legal  Proceedings

We  are  not  currently  nor  have  ever  been a party to any legal proceedings.

Item  4.
Submission  of  Matters  to  a  Vote  of  Security  Holders

          None

                                    PART II


Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
Matters

On April 20, 2001, the Company's registration statement was rendered effective by the SEC.The Company's common stock has been listed on the NASD OTC Bulletin Board with the symbol of NMEN. Shares have been trading in the following ranges:

FISCAL YEAR ENDING June 30, 2002

     Quarter           Low   High
---------------------  ----  ----

First                   .10   .15
Second                  .031  .08
Third                   .05   .08
Fourth                  .05   .05

The  company  has  71 shareholders.


Item  6.     Selected  Financial  Data:

The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2002 and June 30, 2001 were audited by Nachman Blumenfrucht.

                           June 30,    June 30,
                             2002        2001
                           ---------  ----------
Income from Operations     $     -0-  $      -0-
Total Current Assets         747,644     778,856
Other Assets                  21.045     342,327
Total Assets                 768,689   1,121,083
Total Current Liabilities     28,989       2,489
Total Stockholders Equity    739,700   1,121,083

Item  7.     Management's  Discussion  and  Analysis  of  Results  of Operations

     We  are  a  development stage company founded for the purpose of developing
(i) proprietary e-commerce software, (ii) to develop and operate websites for Business to consumer and business to business, and to develop Broadeo, as a mechanism for faster wireless internet access. The products and services are described in the "Business" description. We have generated no revenues to date.

     We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. To date, no negotiations have been undertaken to obtain any funding. The warrants are exercisable at price ranges from $.50 per share to $1.50 per share. The company does not expect that warrants will be exercised if the prevailing price of the stock at such time of exercise is below or at the exercise price.

On  May  3. 2002 the board of directors voted to extend the Series A, B, C, D, E
warrants  until July 2003.   Accordingly all of the warrants have been extended.

As a result of steadily declining market conditions severely impacting the markets for company's CodeTrek proprietory software and for its Broadeo Wireless business, management has decided to abandon indefinitely allocation of the company's resources to these assets, and further to write off all of the assets on its books pertaining to the above businesses so that the company can preserve its resources for an acquisition of a business. For the past year the company has been in negotiations with several acquisition targets in an attempt to find a suitable acquisition for our Company. While Management is optimistic that a suitable target will emerge, there is no assurance that such acquisition will be consummated, and further in the event of an acquisition, that the company will be successful. To date no agreements have been entered into.

From the company's inception, Ethel Schwartz, the company's president and CEO has not drawn any cash salary. As of March 1st, 2001, to further minimize administrative expenses, Eva Beilus and Sam Beilus have agreed to accrue their salaries for at least six months in the amounts of $26,000 and $14,000, respectively.  To  date, no additional salaries have been paid to Eva Beilus and
Sam  Beilus.    The  company  has  no  plans  to  pay  salaries  to  either.
Furthermore, to preserve the company's capital, on April 18, 2001 we terminated the consulting agreement with Stratagram which required the payment of $2,000 in weekly fees. Prior to April 18, On December 31, 2000, we terminated the weekly issuance of 2,000 shares to Stratagram.

On October 3, 2001, Ethel Schwartz was compensated with 4,444,444 shares of the company-restricted stock in lieu of cash salaries. The fair market value at the time of the issuance was $150,000. The issuance of these shares, and the stock options described below, constitutes the only compensation Ethel has received from the company.

Item  8.     Financial  Statements

          Attached


Item  9.     Disagreements  on  Accounting  and  Financial  Disclosures

          None


                                    PART III

Item  10.     Directors  and  Executive  Officers

       The Company has  Directors and Officers as follows:

Directors and Executive Officers


     Name            Age           Position
-------------------  ---  --------------------------

     Ethel Schwartz   52  President, Chief Executive
                          Officer, Treasurer and
                          Director

     Eva Beilus       54  Vice-President of
                          Merchandising, Secretary
                          And Director

     Hyman Schwartz   51  Director


     Ethel Schwartz (age 52) has been President, Chief Executive Officer and Treasurer since its inception. Since March 1996, Ethel has been an officer anddirector of Hyett Capital Ltd. Hyett Capital Ltd. acts as a finder to a select group of foreign investors seeking to invest in private placements of publicly traded companies. She is currently employed with Grand Capital Corp. on a part-time basis as a registered representative which is a stockbroker. Ethel devotes less than 5 hours per month in her employment with Grand Capital.

     Eva Beilus (age 54) has been Vice-President and Secretary since the Company's inception. Eva has been involved in fashion merchandising for our Company. From May, 1996 through December, 1998, Eva was employed as a production manager at Ultra Knit, Inc., Brooklyn, New York, a fashion knitwear manufacturing plant. Eva Beilus is a sister to Ethel Schwartz.

     Hyman Schwartz (age 51) has been Director since its inception. Hyman Schwartz had been a stock broker at Josephthal Lyon & Ross from 1988 through 1997. Since 1996, Hyman has been employed by Hyett Capital Ltd. as CEO. Hyett Capital acts as a finder to a select group of foreign investors seeking to invest in private placements of publicly traded companies. Hyman Schwartz is the husband of Ethel Schwartz.

Item  11.     Executive  compensation

      New Medium Enterprises, Inc. has entered into an employment agreement with Eva Beilus in 1999 for an annual salary of $52,000. Effective in March 2001, Eva Beilus and Sam Beilus have agreed to accrue their salaries for a period of six months in the amounts of $26,000 and $14,000, respectively. No cash salaries have been paid since No does the compay have any plans to make such payment in the future.

     From the inception of our Company, Ethel Schwartz has not been paid any cash salary. On October 3, 2001, Ethel Schwartz was compensated with 4,444,444 shares of the company-restricted stock in lieu of cash salaries. The fair market value at the time of the issuance was $150,000. The issuance of these shares, and the stock options described below, constitutes the only compensation Ethel has received from the company since its inception.

Stock  Options

We did not grant stock options in 1999. Likewise we have not granted stock options in 2000.

Pursuant to the Company's 2001 stock option plan, we granted stock options to various officers and directors as follows:

5,000,000 stock options granted to Ethel Schwartz, CEO. Options are exercisable at .045. which is the fair market price on the day the options were granted. Options are valid until 2006.

2,000,000 stock options granted to Eva Beilus, Secretary & V.P. Options are exercisable at .045. which is the fair market price on the day the options were
granted.    Options  are  valid  until  2006.

1,000,000 stock options granted to Hyman Schwartz, Director. Options are exercisable at .045. which is the fair market price on the day the options were
granted.    Options  are  valid  until  2006.

Item  12.     Security  Ownership  of  Certain  Beneficial  Owners & Management.


                             PRINCIPAL  STOCKHOLDERS

     The following table describes, as of the date of this prospectus, the beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.



                                     Shares
Identity of Stockholder or Group    Owned (1)      Percentage
                                                -of Shares Owned
Ethel Schwartz                      10,704,444                50%
Hyman Schwartz                       2,360,000                15%
Eva Beilus                           3,660,000                20%
Windermere Fund                      1,000,000               5.9%
 Atlantic Bond Fund                  1,000,000               5.9%
Sequoia Growth Fund                  1,000,000               5.9%
The Executive Fund                   1,000,000               5.9%
Passy Holding (2)                    2,330,000                12%
Jacob N. Werczberger                   980,000               5.7%
Helen Shimon                         1,080,000                 6%
International Global
Communications                       1,050,000                 6%
Darrell Lerner                       1.050,000                 6%
Stratagram Technology Group,         1,100,000                 6%
Samuel Friedman                      1,050,000                 6%

All Officer and Directors as a
Group (3 persons)                   16,714,444                71%


(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

(2) Passy Holding holds warrants to purchase 2,330,000 common stock and prices from $.50 to $1.50. Under an agreement with the company, Passy is not permitted to exercise warrants at any time which would exceed ownership by Passy Holding of 9.99% of the outstanding common stock of New Medium Enterprises, Inc.

Item  13.  Certain  Relationships  and  Related  Transactions

Effective with this 10k filing, filed on September 18, 2002, the company's edgar filings will be processed by Tribeka Tek, Inc., a company in which Ethel Schwartz, our president is the principal stockholder. Tribeka Tek has agreed to process the Edgar filings for the Company at a 10% discount to the prevailing price charged by its previous vendor.

Item  14:  Subsequent  Events:

As of July 31, 2002, the Company terminated the leasing of the office at 4706 18th Ave. Brooklyn, in order to preserve capital. Our company's president, Ethel Schwartz, has agreed to provide office space to our Company at her home office, until an acquisition is consummated. Ethel Schwartz does not charge the company for rent and has no plans to do so in the future.


PART  IV


Item 15 Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          None

                             N. Blumenfrucht CPA PC

                              1040 East 22nd Street
                             Brooklyn New York 11210
                               Tel.- 718-692-2743

The  Board  of  Directors  and  Stockholders
New  Medium  Enterprises,  Inc.


We have audited the accompanying balance sheets of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the period August 2, 1999 (inception) through June 30, 2002 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc as of the June 30, 2002 and 2001 and the results of its operations and its cash flows for the period August 2, 1999 through June 30, 2002 in conformity with accounting principles generally accepted in the United States.


Brooklyn  New  York
August  22,  2002

                                          NEW MEDIUM ENTERPRISES, INC.
                                          (A development Stage Company)
                                                  Balance Sheet
                                                      As At


ASSETS                                                           JUNE 30, 2002              JUNE 30, 2001

CURRENT ASSETS
Cash and cash equivalents (note 2 )                             $      734,984             $      695,242
Investment (note 6)                                                     10,920                     81,900
Prepaid expenses and taxes                                               1,740                      1,614
                                                                ---------------            ---------------
Total Current Assets                                                             $747,644                   $  778,756

Property and equipment ( note 2)                                        34,895                     34,895
less: Accumulated depreciation                                         (17,450)    17,445         (10,470)      24,425
                                                                ---------------            ---------------
Deferred tax asset (note 4)                                                             0                            0
Web site development costs/ Software Asset (note 5)                                     0                      314,302
Other assets- security deposits (note 8)                                            3,600                        3,600
                                                                                 --------                   ----------

Total Assets                                                                     $768,689                   $1,121,083



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accrued expenses (note 7)                                       $       28,000             $        1,500
Due to shareholders                                                        989                        989
                                                                ---------------            ---------------
Total Current Liabilities                                                        $ 28,989                   $    2,489

COMMITMENTS AND CONTINGENCIES (note 8)

STOCKHOLDERS' EQUITY (note 9)
Preferred stock, $.001 par value,
 Authorized 10,000,000 shares ; none issued                              -----                      -----
Common stock, $.001 par value, Authorized 100,000,000 shares;
Issued and outstanding 16,419,444 and 11,965,000                        16,419                     11,965
Additional paid in capital                                           1,802,526                  1,656,480
Accumulated other comprehensive loss                                    (7,243)                   (13,911)
Deficit accumulated during the development stage                    (1,072,002)                  (535,940)
                                                                ---------------            ---------------

Total Stockholders' Equity                                                        739,700                    1,118,594
                                                                                 --------                   ----------

Total Liabilities and Stockholders' Equity                                       $768,689                   $1,121,083


                                      See accompanying notes to financial statements

                                          NEW MEDIUM ENTERPRISES, INC.
                                          (A development Stage Company)
                                             STATEMENT OF OPERATION
                                               FOR THE PERIODS

                                                                                       ACCUMULATED
                                                 FOR THE YEAR     FOR THE YEAR       FROM INCEPTION
                                                     ENDED            ENDED        (AUG. 2, 1999) THRU
                                                 JUNE 30, 2002    JUNE 30, 2001       JUNE 30, 2002
                                                ---------------  ---------------  ---------------------

REVENUES                                        $        1,291   $            0   $              1,291


OPERATING EXPENSES
General and administrative                              78,451          235,297                455,961
Research and Web Site development costs                314,302                0                559,302
Officers compensation                                  150,000                0                150,000
Depreciation                                             6,980            6,980                 17,450
                                                ---------------  ---------------  ---------------------

Total operating expenses                               549,733          242,277              1,182,713
                                                ---------------  ---------------  ---------------------

Income (loss) from operations                         (548,442)        (242,277)            (1,181,422)

OTHER INCOME
Investment income                                       12,380           55,309                109,420
                                                ---------------  ---------------  ---------------------

Loss before income taxes                              (536,062)        (186,968)            (1,072,002)

Income tax benefit (note 5)                                  0                0                      0
                                                ---------------  ---------------  ---------------------

NET LOSS                                             ($536,062)       ($186,968)           ($1,072,002)
                                                ===============  ===============  =====================

LOSS PER COMMON SHARE- Basic and Diluted                ($0.04)          ($0.01)
                                                ===============  ===============




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       15,300,500       13,807,000
                                                ===============  ===============

                                      See accompanying notes to financial statements

                                          NEW MEDIUM ENTERPRISES, INC.
                                          (A development Stage Company)
                                            STATEMENT OF CASH FLOWS
                                               FOR THE PERIODS

                                                                                          ACCUMULATED
                                                       FOR THE YEAR     FOR THE YEAR     FROM INCEPTION
                                                           ENDED            ENDED        AUG. 2, 1999-
                                                       JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002
                                                      ---------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   ($536,062)       ($186,968)      ($1,072,002)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation                                                   6,980            6,980            17,450
Write off of Web site development costs                      314,302                0           314,302
Stock issued for services rendered                           150,500                0           150,500

Changes in assets and liabilities:
prepaid expenses                                                (126)          (1,614)              760
current liabilities                                           26,500              (11)           26,489
security deposit                                                   0                0            (3,600)
                                                      ---------------  ---------------  ----------------

Net cash provided ( used) in operating activities            (37,906)        (181,613)         (566,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                           0                0           (34,895)
Web site development costs/ Software asset                         0          (90,300)         (261,402)
Investment purchased                                          77,648          (95,811)          (18,163)
                                                      ---------------  ---------------  ----------------
Net cash provided (used) in financing activities              77,648         (186,111)         (314,460)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of A,B and C units                              0                0         1,716,250
Offering costs-private placements                                  0                0           (69,625)
Deferred offering costs-registration statement                     0                0           (40,000)

Purchase of treasury stock                                         0           (3,750)           (3,750)
Proceeds from sale of shares and warrants to various
officers, founders and investors                                   0                0            12,670
                                                      ---------------  ---------------  ----------------

Net cash provided (used) by financing activities                   0           (3,750)        1,615,545
                                                                   -                -                 -
NET INCREASE (DECREASE ) IN CASH                              39,742         (371,474)          734,984

Cash and cash equivalents, beginning of period               695,242        1,066,716                 0
                                                      ---------------  ---------------  ----------------

Cash and cash equivalents, end of period              $      734,984   $      695,242   $       734,984
                                                      ===============  ===============  ================


SUPPLEMENTAL DISCLOSURES

Noncash investing and financing activities:
Issuance of common stock in exchange for services     $      150,500   $       27,900   $       203,400
                                                      ===============  ===============  ================

                                      See accompanying notes to financial statements

                                                NEW MEDIUM ENTERPRISES, INC.
                                                 (A development Stage Company)
                                              STATEMENT OF STOCKHOLDERS EQUITY)
                                       FOR THE PERIODS FROM JULY 1,2000 TO JUNE 30, 2002


                                                                                 RETAINED     ACCUMULATED
                                              COMMON STOCK        ADDITIONAL     EARNINGS        OTHER
                                PER SHARE ----------------------   PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                 AMOUNT    SHARES       AMOUNT     CAPITAL        DEFICIT)        LOSS           TOTALS
-------------------------------  -------  -----------  ---------  -----------  -------------  --------------  -----------


Balances, July 1, 2000                    15,653,000   $ 15,653   $1,668,642      ($348,972)                  $1,335,323
correction of shares issued-
August 1999                      $  0.00       2,000          2           (2)                                          0

Issuance of shares for services
 rendered, Sept. 2000            $  0.50      54,000         54       26,946                                      27,000

Repurchase of common shares      $  0.00  (3,750,000)    (3,750)           0                                      (3,750)

Offering costs-public offering                                       (40,000)                                    (40,000)

Issuance of shares for services
 rendered, May 2001              $  0.15       6,000          6          894                                         900

Comprehensive loss                                                                                  (13,911)     (13,911)

Net loss for period ended
June 30, 2001                                                                      (186,968)                    (186,968)
                                                                               -------------



Balances, June 30, 2001                   11,965,000     11,965    1,656,480       (535,940)        (13,911)   1,118,594



Issuance of shares to officers,
 Oct. 2001                       $  0.03   4,444,444      4,444      145,556                                     150,000


Issuance of shares for services
 rendered, April 2002            $  0.05      10,000         10          490                                         500

Comprehensive gain                                                                                    6,668        6,668

Net loss for period ended
June 30, 2002                                                                      (536,062)                    (536,062)


BALANCES, JUNE 30, 2002                   16,419,444   $ 16,419   $1,802,526    ($1,072,002)        ($7,243)  $  739,700
                                          ===========  =========  ===========  =============  ==============  ===========

                                      See accompanying notes to financial statements

NOTE  1  -  FORMATION  AND  BUSINESS  OF  THE  COMPANY.
------------------------------------------------------

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. The Company's intention was to operate as an Internet based E-commerce Company. Several websites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During the current fiscal period management has decided to cease any further expenditures in regard to the web site and has written off the total cost in the current period. The Company is currently negotiating with several companies as possible merger candidates. As of the June 30, 2002 the Company had generated minimal revenues and is considered a development stage company.


NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------

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

NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Revenue  recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2002 and 2001 there were no significant revenues.

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

In June 2001, The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and associated retirement costs. The Company has evaluated the effect of adopting this statement and believes the effect of adoption would have no impact to its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's adoption of this statement is expected to have little or no effect on the Company's overall financial statements.

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

NOTE  4  -INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2002 the Company had a Federal and State tax net operating loss of approximately $ 920,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized


NOTE  5-  WEB  SITE  DEVELOPMENT  COSTS/  SOFTWARE  ASSET

The Company had incurred significant costs in the development of its web sites and e-commerce capabilities. Management had elected to treat all Web Site Development Costs under the guidance of the Emerging Issues Task Force (EITF). The EITF recommends following the guidelines of Statement of Position 98-1. Under SOP 98-1, software developed for internal use is capitalized during the development stage and amortized over its useful life. The costs, which were incurred by the Company, are considered application development stage costs, which are capitalized and amortized. Certain costs in the amount of $245,000 were charged to research and development expense on the statement of operations in a prior period

During the period ended June 30, 2001 60,000 shares of common stock valued at $28,000 were issued for services rendered in relation to the development of the web site.

 During the period ended June 30, 2002, management has determined that the Web Site is no longer feasible and has written off the remaining balance and expensed it on the current statements of operations.


NOTE  6-INVESTMENTS

The Company has purchased shares of publicly traded companies on the open market. These investments are shown at market value as of the balance sheet date. Unrealized gains and losses on investments are shown a separate component of stockholders equity.

On July 15, 2000 the Company formed Intellitian Media Inc., a subsidiary that was organized to market education and entertainment productions. In August 2000 the Company acquired a majority stake in Broadeo Wireless Communications Inc., a startup company that was involved in wireless communications. The Company issued 500,000 B warrants exercisable at $1.00 per share and 500,000 A warrants exercisable at $1.50 per share.
No  value  has  been  assigned  to  these  investments


NOTE  7-ACCRUED  EXPENSES

Accrued  expenses  include  state  & local corporate taxes and professional fees


NOTE  8-COMMITMENTS  AND  CONTINGENCIES
---------------------------------------

The Company leased its current location at a monthly rent of $ 855. The lease expired September 30, 2000; The Company continued to occupy the location on a month-to-month basis till July 2002 when it moved to the office of its president. The Company is occupying the premises rent-free.

Rent expense for the periods ended June 30, 2002 and 2001 were $ 9,737 and $12,843 respectively. The Company maintains a $3,600 security deposit with its landlord.

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

A "A" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class A warrants. Each Class A warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.50. The warrants were to expire July 31, 2002. Each unit sold for $ 5,000.During the current period the expiration date was extended to July 31, 2003.

A "B" unit consisted of 5,000 shares of the Company's common stock, and 7,500 Class B warrants. Each Class B warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.00. The warrants were to expire July 31, 2002. Each unit sold for $ 3,750.During the current period the expiration date was extended to July 31, 2003.

A "C" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class D warrants. Each D warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.25.The warrants were to expire July 31, 2002. Each unit sold for $ 12,500. During the current period the expiration date was extended to July 31, 2003.

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

On October 3, 2001 the Company issued 4,444,444 common shares to its president for services rendered. These shares were valued at $150,000, which represents the fair market value of the shares at the date of issuance. The statement of operations was charged in the current period for this amount.

During April 2002 the Company issued issued shares to a concern, which had rendered services on behalf of the Company. The shares were valued at $500, which represents the fair value at the date of issuance and have been charged to the statement of operations.

During  October  2001  the Company issued 8,000,000 non-qualified stock options.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.


NOTE  12-SUBSEQUENT  EVENTS

The Company is currently negotiating with several companies as possible merger candidates.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              New  Medium  Enterprises,  Inc.
                              -------------------------------
                              (Registrant)


                              By:  Ethel  Schwartz
                              CEO,  President,  Treasurer
                              and  Director

                              Date:   September  18,  2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.



                              By  Ethel  Schwartz
                              CEO,  President,  Treasurer
                              and  Director

                              Date:  September  18,  2002