Form 10-Q
period 2002-09-30
NEW MEDIUM ENTERPRISES INC
filed 2002-10-30
CIK 1126983

FORM 10Q-SB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended                           Commission File Number
    September 30, 2002                                     333-51880


                          NEW MEDIUM ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)



         NEVADA                                         11-3502174
(State of Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


(Address, including zip code and telephone number including area code, of
                Registrant's Principal executive offices)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,                                16,419,444

(Title of Class)           (Shares outstanding at September  30, 2002)



                          NEW MEDIUM ENTERPRISES, INC.
                                  FORM 10Q-SB
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

               INDEX


                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION

          Statement of Operations, September 30, 2002                     4
ITEM 1    Balance Sheet, September 30, 2002                               2
          Statement of Stockholders' Equity for the                       5
          period ended September 30, 2002

          Statement of Cash Flows, September 30, 2002                     4

          Notes to Financial Statements                                   6
          Management's Discussion and                                     7
          Analysis of Results of Operations

PART II  Other Information - Items 1-6

                          New Medium Enterprises, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                            For Period Ending 9-30-02
                                   (unaudited)


ASSETS

                                                   SEPT. 30,      JUNE 30,
                                                      2002          2002
CURRENT ASSETS
Cash and cash equivalents                         $   699,859   $   734,984
Investment                                              8,900        10,920
Prepaid expenses and taxes                              1,978         1,740
                                                  ------------  ------------

Total Current Assets                                  710,737       747,644

Property and equipment                                      0        34,895
less: Accumulated depreciation                              0       (17,450)
                                                  ------------  ------------
Net Book Value                                              0        17,445

Deferred tax asset                                          0             0
Other assets- security deposits                         2,695         3,600
                                                  ------------  ------------

Total Assets                                      $   713,432   $   768,689



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accrued expenses                                  $     7,500   $    28,000
Due to shareholders                                       989           989
                                                  ------------  ------------
Total Current Liabilities                               8,489        28,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
Authorized 10,000,000 shares ; none issued
Common stock, $.001 par value,
Authorized 100,000,000 shares;
Issued and outstanding 16,419,444                      16,419        16,419
Additional paid in capital                          1,802,526     1,802,526
Accumulated other comprehensive loss                   (9,263)       (7,243)
Deficit accumulated during the development stage   (1,104,739)   (1,072,002)
                                                  ------------  ------------

Total Stockholders' Equity                            704,943       739,700
                                                  ------------  ------------

Total Liabilities and Stockholders' Equity        $   713,432   $   768,689

                          New Medium Enterprises, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                            For Period Ending 9-30-02
                                   (unaudited)


                                                 SEPT. 30      SEPT. 30
                                                   2002          2001
REVENUES                                       $          0  $         0


OPERATING EXPENSES
General and administrative                          18,110        15,363
Depreciation                                             0         1,745
Loss on disposition of fixed assets                 16,345             0
                                               ------------  ------------

Total operating expenses                            34,455        15,363
                                               ------------  ------------

Income (loss) from operations                      (34,455)      (15,363)

OTHER INCOME
Interest Income                                      1,718         4,823
                                               ------------  ------------

Loss before income taxes                           (32,737)      (10,540)

Income tax benefit                                       0             0
                                               ------------  ------------

NET LOSS                                          ($32,737)     ($10,540)

LOSS PER COMMON SHARE- Basic and Diluted            ($0.00)       ($0.00)




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   16,419,444    11,965,000

                         (A Development Stage Company)
                             Statement of Cash Flows
                            For Period Ending 9-30-02
                                   (unaudited)


                                             SEPTEMBER 30    SEPTEMBER 30
                                                 2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         ($32,737)       ($12,285)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                            0           1,745

Changes in assets and liabilities:
accrued expenses                                  (20,500)          1,500
security deposits                                     905               0
prepaid payroll taxes                                (238)           (126)
                                            --------------  --------------

Net cash used in operating activities             (52,570)         (9,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposition of fixed assets                        17,445               0
                                            --------------  --------------


Net cash used in financing activities              17,445               0


CASH FLOWS FROM FINANCING ACTIVITIES                    0               0
                                            --------------  --------------

NET INCREASE (DECREASE)                           (35,125)         (9,166)
                                            --------------  --------------
IN CASH AND CASH EQUIVALENTS

Cash and cash equivalents, July 1,                734,984         695,242
                                            --------------  --------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30 ,   $     699,859   $     686,076

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     16,419,444     11,965,000

New Medium Enterprises, Inc.
A Development Stage Company


                                                                                          RETAINED      ACCUMULATED
                                                                           ADDITIONAL     EARNINGS         OTHER
                                          PER SHARE     COMMON     STOCK     PAID-IN    (ACCUMULATED   COMPREHENSIVE
                                            AMOUNT      SHARES    AMOUNT     CAPITAL      DEFICIT)          LOSS         TOTALS


Balances, June 30, 2001                               11,965,000   11,965    1,656,480      (535,940)        (13,911)   1,118,594


Issuance of shares to officers,           $     0.03   4,444,444    4,444      145,556                                    150,000
Oct. 2001


Issuance of shares for services           $     0.05      10,000       10          490                                        500
rendered, April 2002

Comprehensive gain                                                                                             6,668        6,668

Net loss for period ended June 30, 2002                                                     (536,062)                    (536,062)


Balances, June 30, 2002                               16,419,444   16,419    1,802,526    (1,072,002)         (7,243)     739,700


Comprehensive loss                                                                                            (2,020)      (2,020)

Net loss for period ended                                                                    (32,737)                     (32,737)
September 30, 2002


BALANCES, SEPTEMBER 30, 2002                          16,419,444  $16,419  $ 1,802,526   ($1,104,739)        ($9,263)  $  704,943








NOTE 1  BASIS OF PRESENTATION AND FORMATION AND BUSINESS OF THE COMPANY

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2002, the results of operations for the three months ended September 30, 2002 are included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The information contained should be read in conjunction with audited financial statements as of June 30, 2002 New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. As of the September 30, 2002 the Company is considered a development stage company.
NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) using the accelerated depreciation method allowed by the Internal Revenue Code.

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

The Financial Accounting Standards Board (FASB) issued FASB 133, "Accounting for Derivative Instruments and Hedging Activities", The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations.
..
NOTE 3 LIQUIDITY & PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred a loss for the current period and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is management's opinion that the current capital base is sufficient to maintain the Company for at least the following year.

NOTE 4 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized

NOTE 5 ACCRUED EXPENSES

Accrued expenses consist of professional and office expenses.

NOTE 6 COMMITMENTS AND CONTINGENCIES


The Company is currently occupying the office of its President rent-free.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


As of September 30, 2002 the Company's current assets amounted to $710,737, While Current liabilities amounted to $8,489.



PART II OTHER INFORMATION
Item 1  Legal Proceedings - None

Item 2  Changes in Securities - None

Item 3  Defaults Upon Senior Securities - None

Item 4  Submission of Matters to a Vote of Securities Holders  None

Item 5  Other Information - None

Item 6  Exhibits and Reports on Form 8-K - None


     In accordance with the requirements of the Exchange Act, the registrant Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW MEDIUM ENTERPRISES, INC.


                                     By:  /s/ Ethel Schwartz