Form 10QSB
period 2002-12-31
NEW MEDIUM ENTERPRISES INC
filed 2003-02-07
CIK 1126983

FORM 10Q-SB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended               Commission File Number
December 31, 2002                          333-51880


                          NEW MEDIUM ENTERPRISES, INC.
       (Exact Name of Registrant as Specified in its Charter)


                    NEVADA                             11-3502174
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

          Securities registered pursuant to Section 12(b) of the

Name  of  each  exchange                           Title  of  each  class
on  which  registered
----------------------                             ---------------------
  OTC Bulletin Board                                       Common


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                         PROCEEDINGS DURING THE PRECEDING FIVE YEARS
:

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

(Title of Class)                   (Shares outstanding at December 31, 2002)



INDEX


                                                                    Page
                                                                         ----


PART I    FINANCIAL INFORMATION


ITEM 1   Balance Sheet, December 31, 2002
          Statement of Cash Flows, December 31, 2002          3
          Statement of Operations, December 31, 2002          4
          Statement of Stockholders' Equity for the           5
          period ended December 31, 2002

          Notes to Financial Statements                          6
          Management's Discussion and                            8
          Analysis of Results of Operations


PART II  Other Information - Items 1-6                         8




                             NEW MEDIUM ENTERPRISES INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
                                  DECEMBER 31, 2002
                                    (UNAUDITED)


 ASSETS

                                                                                  DEC. 30,           JUNE 30,

                                                                                    2002                2002
CURRENT ASSETS
   Cash and cash equivalents                                                     697407           734984
   Investment                                                                        9,720           10,920
   Prepaid expenses and taxes                                                     1,978            1,740

          Total Current Assets                                                   709,105         747,644

   Property and equipment                                                              0           34,895
       less: Accumulated depreciation                                                 0         -17,450
       Net Book Value                                                                    0           17,445
  Deferred tax asset                                                                   0                  0
   Other assets- security deposits                                                   0             3,600
         Total Assets                                                              709,105         768,689
                                                                                  ==========      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accrued expenses                                                                  50,000         280,000
   Due to shareholders                                                                 ,989              989
          Total Current Liabilities                                                  5,989          28,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding  16,419,444                                                16,419        16,419
  Additional paid in capital                                                      1,802,526    1,802,526
  Accumulated other comprehensive loss                                              -8,443       -7,243
  Deficit accumulated during the development stage                           -1,107,386    1,072,002

          Total Stockholders' Equity                                                 703,116      739,700

Total Liabilities and Stockholders' Equity                                        709,105      768,689
                                                                                      ==========    ==========



                             NEW MEDIUM ENTERPRISES INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                                  DECEMBER 31, 2002
                                    (UNAUDITED)



                                                                   DECEMBER 31, DECEMBER 31,
                                                                       2002          2001
Cash flows from operating activities
     Net loss                                                       -26470      -1596100
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation                                                         0         1,745

      Changes in assets and liabilities:
              accrued expenses                                    -2,500             0
              security deposits                                    2,695             0

Net cash used in operating activities                         -2,452       -157,865

Cash flows from investing activities

Net cash provided from  investing  activities                      0             0


Cash flows from financing activities
   Issuance of shares to officers for services rendered          0         150,000

Net cash provided from  financing  activities                      0         150,000

Net increase  (decrease) in cash and cash equivalents        -2,452        -7,865

Cash and cash equivalents, October 1,                          699,859       686,076

Cash and cash equivalents, December 31,                       697,407        678,211
                                                                 ============  ============


                           NEW MEDIUM ENTERPRISES INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                                  DECEMBER 31, 2002
                                    (UNAUDITED)

                                                DEC. 31     DEC. 31
                                                    2002        2001
REVENUES                                               0           0


OPERATING EXPENSES
  General and administrative                 4,443      15,363
  Depreciation                                       0       1,745
  Loss on disposition of fixed assets            0           0

     Total operating expenses                 4,443      15,363

      Income (loss) from operations         -4,443     -15,363

OTHER INCOME
   Interest Income                              1,796       4,823

     Loss before income taxes                -2,647     -10,540

Income tax benefit                                   0           0

     NET LOSS                                   -26470     -105400
                                             ==========  ==========

LOSS PER COMMON SHARE- Basic and Diluted    -0.00       -0.00
                                             ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                16,419,444  13,446,481
                                               ==========  ==========



                                NEW MEDIUM ENTERPRISES INC.
                            (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF SHAREHOLDERS EQUITY
                                    DECEMBER 31, 2002
                                        (UNAUDITED)



                                                                                              Retained      Accumulated
                                                                          Additional    Earnings         Other
                                           Per Share       Common    Stock    Paid-in    (Accumulated   Comprehensive
                                                Amount      Shares    Amount   Capital      Deficit)         Loss        Totals


Balances, June 30, 2001                               11,965,000  11,965   1,656,480       -535,940     -13,911  1,118,594


Issuance of shares to officers, Oct. 2001   0.03   4,444,444   4,444     145,556                                  150,000


Issuance of shares for services
rendered, April 2002                            0.05      10,000      10           490                                       500

Comprehensive gain                                                                                                6,668      6,668

Net loss for period ended June 30, 2002                                                    -536,062                  -536,062


Balances, June 30, 2002                               16,419,444  16,419   1,802,526       -1,072,002     -7,243    739,700


Comprehensive loss                                                                                                -1,200     -1,200

Net loss for period ended
December 31, 2002                                                                                     -35,384               -35,384


Balances, December 31, 2002                           16,419,444  164190    18025260       -1,107,3860    -84430    7031160
                                                       ==========  ======  ==========  =============  =============  =========

                           NEW MEDIUM ENTERPRISES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)



NOTE  1  -BASIS  OF  PRESENTATION  AND  FORMATION  AND  BUSINESS  OF THE COMPANY

             THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE
     INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF ONLY NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE COMPANY'S FINANCIAL POSITION AT DECEMBER 31, 2002, THER ESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED
     DECEMBER 31, 2002 ARE INCLUDED. OPERATING RESULTS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FORTHE YEAR ENDING JUNE 30, 2003. THE INFORMATION CONTAINED SHOULD BE READ IN CONJUNCTION WITH AUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2002 NEW MEDIUM ENTERPRISES INC. (THE "COMPANY) WAS ORGANIZED ON AUGUST 2, 1999 IN THE STATE OF NEVADA UNDER THE NAME SHOPOVERSEAS.COM, INC. ON JULY 10, 2000 THE NAME WAS CHANGED TO NEW MEDIUM ENTERPRISES, INC. THE FINANCIAL STATEMENTS REFLECT THE NAME NEW MEDIUM ENTERPRISES THROUGHOUT. AS OF THE DECEMBER 31, 2002 THE COMPANY IS CONSIDERED A DEVELOPMENT STAGE COMPANY.

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

          THE COMPANY RECOGNIZES REVENUE ON THE ACCRUAL BASIS AS THE RELATED SERVICES ARE PROVIDED TO CUSTOMERS AND WHEN THE CUSTOMER IS OBLIGATED TO PAY FOR SUCH SERVICES. REVENUE FROM PRODUCT SALES IS RECOGNIZED WHEN TITLE TRANSFERS TO CUSTOMERS, PRIMARILY ON SHIPMENT.
         IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128,"EARNINGS PER SHARE", THE COMPUTATION OF NET LOSS PER SHARE IS BASED UPON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING FOR THE REPORTING PERIOD. COMMON STOCK EQUIVALENTS RELATED TO OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES ARE EXCLUDED FROM THE COMPUTATION WHEN THE EFFECT WOULD BE ANTI-DILIUTIVE.
..

RECENT  ACCOUNTING  PRONOUNCEMENTS

          THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUED FASB 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", THE COMPANY DOES NOT ENGAGE IN DERIVATIVE OR HEDGING ACTIVITIES AND DOES NOT EXPECT THE ADOPTION OF THIS NEW PRONOUNCEMENT TO HAVE A MATERIAL EFFECT, IF ANY, ON ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS



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

NOTE  5-ACCRUED  EXPENSES

     ACCRUED  EXPENSES  CONSIST  OF  PROFESSIONAL  AND  OFFICE  EXPENSES.


     NOTE  6-COMMITMENTS  AND  CONTINGENCIES


     THE  COMPANY  IS CURRENTLY OCCUPYING THE OFFICE OF ITS PRESIDENT RENT FREE.


LEGAL  PROCEEDINGS

     THERE ARE NO MATERIAL LEGAL PROCEEDINGS TO WHICH THE COMPANY IS A PARTY TO OR WHICH ANY OF THEIR PROPERTY IS SUBJECT.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


As of December 30, 2002 the Company's current assets amounted to $709,105. While Current liabilities amounted to $.5,989.

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

                                     NEW MEDIUM ENTERPRISES, INC.


                                     By:  /s/ Ethel Schwartz

-----------------------------------
                                          Ethel Schwartz
                                          President, Treasurer and Director

Signatures