Form 10KSB
period 2003-03-31
NEW MEDIUM ENTERPRISES INC
filed 2003-05-06
CIK 1126983

FORM  10Q-SB

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE ACT OF 1934

FOR  THE  THREE  MONTHS  ENDED                           COMMISSION  FILE NUMBER
MARCH  31,  2003                                           333-51880

                          NEW  MEDIUM  ENTERPRISES,  INC.
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                                    11-3502174
(STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION  OR  ORGANIZATION)

1510  51  ST.,  BROOKLYN,  NEW  YORK                        11219
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)              ZIP  CODE

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (718)  435-5291

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

COMMON  STOCK  $.001  PAR  VALUE,                          18,429,444
     (TITLE OF CLASS)                     (SHARES OUTSTANDING AT MARCH 31, 2003)

                          NEW  MEDIUM  ENTERPRISES,  INC.

                                   FORM  10Q-SB

                        THREE  MONTHS  ENDED  MARCH  31,  2003

                                  z INDEX
                                                                   PAGE

PART  I   FINANCIAL  INFORMATION

ITEM  1   BALANCE  SHEET, MARCH 31, 2003                                       2

          STATEMENT  OF  Cash Flow, MARCH 31, 2003                             3

          STATEMENT  OF  Operations  FOR  THE
          PERIOD  ENDED  MARCH 31, 2003                                        4

          STATEMENT  OF  Stockholders Equity  MARCH 31, 2003                   5

          NOTES  TO  FINANCIAL STATEMENTS                                      7

          MANAGEMENT'S  DISCUSSION  AND
          ANALYSIS  OF RESULTS OF OPERATIONS                                   9

PART  II  OTHER INFORMATION - ITEMS 1-6                                        9

SIGNATURES                                                                     9

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           BALANCE  SHEET  (UNAUDITED)
                                AS  AT March 31, 2003





                                                  ASSETS
                                                  ------

                                                                                  MARCH 31,    JUNE 30,
                                                                                    2,003        2002
                                                                                 -----------  -----------
CURRENT ASSETS
   Cash and cash equivalents                                                     $   626,237  $   734,984
   Investment                                                                         76,620       10,920
   Prepaid expenses and taxes                                                          1,978        1,740
                                                                                 -----------  -----------

          Total Current Assets                                                       704,835      747,644

   Property and equipment                                                                  0       34,895
       less: Accumulated depreciation                                                      0      -17,450
                                                                                 -----------  -----------
Net Book Value                                                                             0       17,445

   Deferred tax asset                                                                      0            0
   Other assets- security deposits                                                         0        3,600
                                                                                 -----------  -----------

         Total Assets                                                            $   704,835  $   768,689
                                                                                 ===========  ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


CURRENT LIABILITIES
   Accrued expenses                                                              $    22,060  $    28,000
   Due to shareholders                                                                     0          989
                                                                                 -----------  -----------
          Total Current Liabilities                                                   22,060       28,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding 18,429,444 and 16,409,444                                    18,429       16,419
  Additional paid in capital                                                       1,851,816    1,802,526
  Accumulated other comprehensive gain (loss)                                         -2,501       -7,243
  Deficit accumulated during the development stage                                -1,184,969   -1,072,002
                                                                                 -----------  -----------

          Total Stockholders' Equity                                                 682,775      739,700
                                                                                 -----------  -----------

Total Liabilities and Stockholders' Equity                                       $   704,835  $   768,689
                                                                                 ===========  ===========

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        Statement of Cash Flow  (UNAUDITED)
                                AS  AT March 31, 2003




                                                       MARCH 31,   MARCH 31,
                                                         2,003        2002
                                                       ----------  ----------
Cash flows from operating activities
     Net loss                                           -$112,967     -$6,222
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation                                          0       1,745

          Changes in assets and liabilities:

             accrued expenses                              -5,940           0
              Due to shareholders                            -989           0
              security deposits                             3,600           0
              prepaid  taxes                                 -238           0
                                                       ----------  ----------

Net cash used in operating activities                    -116,534      -4,477

Cash flows from investing activities
     Sale  (purchase) of Investment-net                   -60,958      77,648
                                                       ----------  ----------


Net cash used in financing  activities                   -177,492      73,171


Cash flows from financing activities
  Issuance of shares for services rendered                 51,300           0
  Sale of fixed asets                                      17,445           0
                                                       ----------  ----------

Net increase  (decrease) in cash and cash equivalents    -108,747      73,171
                                                       ----------  ----------

Cash and cash equivalents, July 1,                        734,984     678,211
                                                       ----------  ----------

Cash and cash equivalents, March 31,                   $  626,237  $  751,382
                                                       ==========  ==========

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        Statement of Operations (UNAUDITED)
                                AS  AT March 31, 2003




                                                MARCH 31,     MARCH 31,
                                                  2,003         2,002
                                               ------------  ------------
REVENUES                                       $         0   $         0


OPERATING EXPENSES
  General and administrative                        79,023         7,586
  Depreciation                                           0         1,745
                                               ------------  ------------

     Total operating expenses                       79,023         9,331
                                               ------------  ------------

      Income (loss) from operations                (79,023)       (9,331)

OTHER INCOME
   Interest Income                                   1,440         2,408
   Gains on investments                                  0           701
                                               ------------  ------------

     Loss before income taxes                      (77,583)       (6,222)

Income tax benefit                                       0             0
                                               ------------  ------------

     NET LOSS                                     ($77,583)      ($6,222)
                                               ============  ============

LOSS PER COMMON SHARE- Basic and Diluted       $      0.00   $      0.00
                                               ============  ============




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   16,564,829    16,409,444
                                               ============  ============


                                         RETAINED     ACCUMULATED

                           NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                   Statement of Stockholders Equity  (UNAUDITED)
                   For Period From July 1, 2002 -March 31, 2003


                                                          ADDITIONAL     EARNINGS     OTHER
                            PER SHARE     COMMON     STOCK     PAID-IN     (ACCUMULATED     COMPREHENSIVE
                              AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT)     LOSS     TOTALS



BALANCES, JUNE 30, 2001                                       11,965,000  $11,965  $1,656,480    -$535,940  -$13,911  $1,118,594


ISSUANCE OF SHARES TO OFFICERS, OCT. 2001              $0.03   4,444,444    4,444     145,556                            150,000


ISSUANCE OF SHARES FOR SERVICES RENDERED, APRIL 2002   $0.05      10,000       10         490                                500

COMPREHENSIVE GAIN                                                                                             6,668       6,668

NET LOSS FOR PERIOD ENDED JUNE 30, 2002                                                           -536,062              -536,062


BALANCES, JUNE 30, 2002                                       16,419,444   16,419   1,802,526   -1,072,002    -7,243     739,700

ISSUANCE OF SHARES FOR SERVICES RENDERED, MARCH  2003  $0.03   2,010,000    2,010      49,290                             51,300

COMPREHENSIVE LOSS                                                                                             4,742       4,742

NET LOSS FOR PERIOD ENDED MARCH 31, 2003                                                          -112,967              -112,967


BALANCES, MARCH 31, 2003                                      18,429,444  $18,429  $1,851,816  -$1,184,969   -$2,501  $  682,775

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                  Notes to Financial Statements   (UNAUDITED)
                         For Period ending -March 31, 2003



NOTE 1  BASIS OF PRESENTATION AND FORMATION AND BUSINESS OF THE COMPANY

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal Recurring accruals) considered necessary for a fair presentation of the Companys Financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 are included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.The information contained should be read in conjunction with audited financial statements as of June 30, 2002 New Medium Enterprises Inc. (the Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. As of the March 31, 2003 the Company is considered a development stage company.

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

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be anti dilutive

                                    NEW  MEDIUM  ENTERPRISES,  INC.
                                   (A  DEVELOPMENT  STAGE  COMPANY)
                             Notes to Financial Statements   (UNAUDITED)
                                  For Period ending -March 31, 2003


Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) issued FASB 133, Accounting for Derivative Instruments and Hedging Activities, The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations. .


NOTE 3- LIQUIDITY & PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred a loss for the current period and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is managements opinion that the current capital base is sufficient to maintain the Company for at least the following year.

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


NOTE 7  STOCKHOLDERS' EQUITY


On March 31, 2003 the Company issued 2,000,000 common shares to its President in lieu of compensation . The shares were valued at $50,000.

In addition on that same day the Company issued 10,000 common shares to a consultant. The shares were valued at $300, which approximates the fair value of the stock.

Management Discussion & Analysis:

the company has been in negotiations with several acquisition targets in an attempt to find a suitable acquisition for our Company. While Management is optimistic that a suitable target will emerge, there is no assurance that such acquisition will be consummated, and further in the event of an acquisition, that the company will be successful. To date no agreements have been entered into.

AT MARCH 31, 2003, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $704,835 WHILE CURRENT LIABILITIES AMOUNTED TO $22,060.



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

                                       NEW  MEDIUM  ENTERPRISES,  INC.


                                       BY:  /S/  ETHEL  SCHWARTZ
                                           -------------------------------------
                                               ETHEL  SCHWARTZ
                                               PRESIDENT, TREASURER AND DIRECTOR

DATE:  MAY 6,  2003