Form 10QSB
period 2003-03-31
NEW MEDIUM ENTERPRISES INC
filed 2003-05-27
CIK 1126983

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

COMMON  STOCK  $.001  PAR  VALUE,                          18,429,444
     (TITLE OF CLASS)                     (SHARES OUTSTANDING AT May 26, 2003)

                          NEW  MEDIUM  ENTERPRISES,  INC.

                                   FORM  10Q-SB

                        THREE  MONTHS  ENDED  MARCH  31,  2003

                                  z INDEX
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

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           BALANCE  SHEET  (UNAUDITED)
                                AS  AT March 31, 2003









                                                  ASSETS
                                                  ------

                                                                                  MARCH 31,    JUNE 30,
                                                                                    2,003        2002
                                                                                 -----------  -----------


CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .     626,237      734,984
   Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,620       10,920
   Prepaid expenses and taxes . . . . . . . . . . . . . . . . . . . . . . . . .       1,978        1,740
                                                                                 -----------  -----------

          Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .     704,835      747,644

   Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .           0       34,895
       less: Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .           0      (17,450)
                                                                                 -----------  -----------
Net Book Value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0       17,445

   Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0            0
   Other assets- security deposits. . . . . . . . . . . . . . . . . . . . . . .           0        3,600
                                                                                 -----------  -----------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     704,835      768,689



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


CURRENT LIABILITIES
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,060       28,000
   Due to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0          989
                                                                                 -----------  -----------
          Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .      22,060       28,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
  Common stock, $.001 par value, Authorized 100,000,000 shares;
  Issued and outstanding 18,429,444 and 16,409,444. . . . . . . . . . . . . . .      18,429       16,419
  Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .   1,851,816    1,802,526
  Accumulated other comprehensive gain (loss) . . . . . . . . . . . . . . . . .      (2,501)      (7,243)
  Deficit accumulated during the development stage. . . . . . . . . . . . . . .  (1,184,969)  (1,072,002)
                                                                                 -----------  -----------

          Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .     682,775      739,700
                                                                                 -----------  -----------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . .     704,835      768,689



                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        Statement of Cash Flow  (UNAUDITED)
                                AS  AT March 31, 2003




                                                              MARCH 31,     MARCH 31,
                                                                  2,003       2002
                                                               ----------  --------
Cash flows from operating activities
     Net loss . . . . . . . . . . . . . . . . . . . .   (112,967)   (6,222)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation. . . . . . . . . . . . . . . .                 0     1,745

          Changes in assets and liabilities:

             accrued expenses . . . . . . . . . . . .      (5,940)        0
              Due to shareholders . . . . . . . . . .        (989)         0
              security deposits . . . . . . . . . . .        3,600         0
              prepaid  taxes. . . . . . . . . . . . .        (238)         0
                                                       ----------  -       -------

Net cash used in operating activities . . . . . . . .   (116,534)   (4,477)

Cash flows from investing activities
     Sale  (purchase) of Investment-net . . . . . . .    (60,958)     77,648
                                                       ----------  --------


Net cash used in financing  activities. . . . . . . .   (177,492)    73,171


Cash flows from financing activities
  Issuance of shares for services rendered. . . . . .     51,300         0
  Sale of fixed asets . . . . . . . . . . . . . . . .     17,445         0
                                                       ----------  --------

Net increase  (decrease) in cash and cash equivalents   (108,747)   73,171
                                                    ----------  --------

Cash and cash equivalents, July 1,. . . . . . . . . .    734,984   678,211
                                                   ----------  --------

Cash and cash equivalents, March 31,. . . . . . . . .    626,237   751,382

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        Statement of Operations (UNAUDITED)
                                AS  AT March 31, 2003





                                                         MARCH 31,    MARCH 31,
                                                           2,003        2,002
                                                      -----------  -----------
REVENUES. . . . . . . . . . . .                        0            0


OPERATING EXPENSES
  General and administrative. . . . . . . . .      79,023        7,586
  Depreciation. . . . . . . . . . . . . . . .           0         1,745
                                                        -----------  -----------

     Total operating expenses . . . . . . . .      79,023        9,331
                                                       -----------  -----------

      Income (loss) from operations . . . . .     (79,023)      (9,331)

OTHER INCOME
   Interest Income. . . . . . . . . . . . . .       1,440        2,408
   Gains on investments . . . . . . . . . . .           0           701
                                                       -----------  -----------

     Loss before income taxes . . . . . . . .     (77,583)      (6,222)

Income tax benefit. . . . . . . . . . . . . .           0            0
                                               -----------  -------     ----

     NET LOSS . . . . . . . . . . . . . . . .     (77,583)      (6,222)

LOSS PER COMMON SHARE- Basic and Diluted. . .       (0.00)       (0.00)




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING  16,564,829   16,409,444



                                                                                                           Retained    Accumulated
                                                                                            Additional    Earnings   Other
                                                         Per Share     Common   Stock       Paid-in  (Accumulated Comprehensive
                                                         Amount        Shares     Amount     Capital     Deficit)   Loss      Totals
                                                         ------     ------     ------     -------     --------     ----     ------



Balances, June 30, 2001 . . . . . . . . . . .             11,965,000 $   11,965   $1,656,480   ($535,940)  ($13,911) $1,118,594


Issuance of shares to officers, Oct. 2001 . . .   0.03    4,444,444        4,444     145,556    150,000


Issuance of shares for services rendered,        . 0.05       10,000           10           490        500
April 2002
Comprehensive gain. . . . . . . . . . . . . . . . .                                                          6,668          6,668

Net loss for period ended June 30, 2002 . . . . . . .                                      (536,062)                     (536,062)

 nces, June 30, 2002 . . . . . . . . .  . .16,419,444     16,419    1,802,526  (1,072,002)    (7,243)                  739,700

Issuance of shares for services rendered,           0.03    2,010,000        2,010       49,290                            51,300
March  2003
Comprehensive loss. . . . . . . . . . . . . . . . . .                                                          4,742         4,742

Net loss for period ended March 31, 2003. . . . .                                                   (112,967)             (112,967)


Balances, March 31, 2003. . . . . . . . . . . . .  18,429,444    18,429    1,851,816  (1,184,969)       (2,501)       682,775

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