Form 10QSB/A
period 2003-03-31
NEW MEDIUM ENTERPRISES INC
filed 2003-05-27
CIK 1126983

FORM  10Q-SB/A

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

CERTIFICATIONS


I,  ETHEL  SCHWARTZ  CERTIFY  THAT:

1. I HAVE REVIEWED THIS QUARTERLY REPORT ON FORM 10-SQB OF NEW MEDIUM ENTERPRISES, INC.;

2. BASED ON MY KNOWLEDGE, THIS QUARTERLY REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS QUARTERLY REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS QUARTERLY REPORT.

4. I AM RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-14 AND 15D-15) FOR THE
REGISTRANT  AND  HAVE:

A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;


B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

C) PRESENTED IN THIS QUARTERLY REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. I HAVE DISCLOSED, BASED ON MY MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

A) ALL SIGNIFICANT DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS; AND

B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS; AND

6.  I  HAVE  INDICATED  IN  THIS  QUARTERLY  REPORT  WHETHER  OR  NOT THERE WERE
SIGNIFICANT
CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

MAY  27,  2003                                 BY:  /S/  ETHEL  SCHWARTZ
                                             -----------------------
                                             CHAIRMAN  OF  THE BOARD, PRESIDENT,
                                             CHIEF  EXECUTIVE OFFICER, TREASURER




               SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2003


IN CONNECTION WITH THE ANNUAL REPORT OF NEW MEDIUM ENTERPRISES, INC. ON FORM 10-Q FOR THE PERIOD ENDING March 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON THE DATE HEREOF (THE "REPORT"), I, ETHEL SCHWARTZ, PRESIDENT & CHIEF EXECUTIVE OFFICER OF NEW MEDIUM ENTERPRISES, INC. CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT:

(1) THE REPORT FULLY COMPLIES WITH THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED; AND

(2) THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NEW MEDIUM ENTERPRISES, INC.

/S/  ETHEL  SCHWARTZ
-----------------------
ETHEL  SCHWARTZ
CHIEF  EXECUTIVE  OFFICER
May 6, 2003