Form 10KSB
period 2003-06-30
NEW MEDIUM ENTERPRISES INC
filed 2003-08-26
CIK 1126983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For  the  Fiscal  year  ended  June  30,  2003

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  transition  period  from ------  To: ------
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
Common                               OTC  Bulletin  Board

_

                                Page 1
_______________________________     ______________________________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is $156,500.

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

Yes          No





                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock,  $.001  par  value             18,429,444
---------------------------------     ---------------------------
     (Title  of  Class)               (Shares  outstanding  at
                                       August ,  2003)

...............................Page 2

                       NEW  MEDIUM  ENTERPRISES,  INC.
                                    FORM 10-K
                        FOR THE YEAR ENDED June 30, 2003

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

Item  12         Security  Ownership  of  Certain  Beneficial               8
                 Owners  and  Management

Item  13         Certain  Relationships  and  Related                       8
                 Transactions

Item  14         Subsequent  Events:                                       18

PART  IV

Item  15         Exhibits,  Financial  Statement,  Schedules             9-18
                 and  Reports  on  Form  8-K

Signatures                                                                 18

Item: 1

Business:


We were incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.

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

1.   E-Commerce Software Platform-- CodeTrek(TM).

2. Broadband Internet Services - Acquisition of a majority interest in Broadeo Wireless Communications.

3.   Investment in Intellitain Media Inc

4.   Internet Operations & Websites
     (a)  ShopUpscale.com
     (b)  AlertingShoppers.com
     (c)  FocusVenue.com
     (d)  ShopOverseas.com

Item  2:
Description  Of  Property
We were leasing on a month to month basis approximately 600 square ft. office space at 4706 18th Ave., Brooklyn NY 11204. As of July 31, 2002, we terminated the leasing of the office at 4706 18th Ave. Brooklyn, in order to preserve capital. Our company's president, Ethel Schwartz, has agreed to provide office space to our Company at her home office, until an acquisition is consummated. Ethel Schwartz does not charge the company for rent and has no plans to do so in the future.


Item  3:
Legal  Proceedings

We  are  not  currently  nor  have  ever  been a party to any legal proceedings.

Item  4.
Submission  of  Matters  to  a  Vote  of  Security  Holders

          None



                                    PART II


Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
Matters

On  April  20, 2001, the Company's registration statement was rendered effective

................................Page  4

by  the  SEC.The Company's common stock has been listed on the NASD OTC Bulletin
Board  with  the  symbol  of  NMEN.   Shares  have been trading in the following
ranges:

FISCAL YEAR ENDING June 30, 2003

     Quarter           Low   High
---------------------  ----  ----

First                   .04   .06
Second                  .02   .05
Third                   .02   .02
Fourth                  .02   .02

The  company  has  79 shareholders.


Item  6.     Selected  Financial  Data:

The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2003 and June 30, 2002 were audited by Nachman Blumenfrucht.

                           June 30,    June 30,
                             2003        2002
                           ---------  ----------
Income from Operations     $     -0-  $      -0-
Total Current Assets         696,794     747,644
Other Assets                       0      21,045
Total Assets                 696,794     768,689
Total Current Liabilities      6,525      28,980
Total Stockholders Equity    690,269     739,700

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

On July 18, 2003 the board of directors voted to extend the Series A, B, C, D, E warrants until July 2005. Accordingly all of the warrants have been extended.

................................Page 5

As a result of steadily declining market conditions severely impacting the markets for company's CodeTrek proprietory software and for its Broadeo Wireless business, management has decided to abandon indefinitely allocation of the company's resources to these assets, and further to write off all of the assets on its books pertaining to the above businesses so that the company can preserve its resources for an acquisition of a business. For the past two years the company has been in negotiations with numerous acquisition targets in an attempt to find a suitable acquisition for our Company. While Manage- ment is optimistic that a suitable target will emerge, there is no assurance that such acquisition will be consummated, and further in the event of an acquisition, that the company will be successful. To date no agreements have been entered into, although discussions are proceeding with a specific target company with whom we are currently in negotiations.

From the company's inception, in August 1999, Ethel Schwartz, the company's president and CEO has not drawn any cash salary. On March 31, 2003 the Company issued 2,000,000 common shares to its President, Ethel Schwartz in lieu of compensation. The shares were valued at $50,000. Prior to this date, on October 3, 2001, Ethel Schwartz was compensated with 4,444,444 shares of the company-restricted stock in lieu of cash salaries. The fair market value at the time of the issuance was $150,000. The issuance of these shares, and the stock options described below, constitutes the only compensation Ethel has received from the company.

tem  8.     Financial  Statements

          Attached

Item  9.     Disagreements  on  Accounting  and  Financial  Disclosures

          None

                                    PART III

Item  10.     Directors  and  Executive  Officers

       The Company has  Directors and Officers as follows:

Directors and Executive Officers

<BTB>Name            Age           Position
-------------------  ---  --------------------------

     Ethel Schwartz   53  President, Chief Executive
                          Officer, Treasurer and
                          Director

     Eva Beilus       55  Vice-President,  Secretary
                          And Director

     Hyman Schwartz   52  Director


Ethel  Schwartz  (age  53)  has  been  President,  Chief  Executive  Officer and

.....................................Page 6

Treasurer since its inception. Since March 1996, Ethel has been an officer And director of Hyett Capital Ltd. Hyett Capital Ltd. acts as a finder to a select group of foreign investors seeking to invest in private placements of publicly traded companies. She is currently employed with Grand Capital Corp. on a part-time basis as a registered representative which is a stockbroker. Ethel devotes less than 5 hours per month in her employment with Grand Capital. Eva Beilus (age 55) has been Vice-President and Secretary since the Company's inception. Eva has been involved in fashion merchandising for our Company. From May, 1996 through December, 1998, Eva was employed as a production manager at Ultra Knit, Inc., Brooklyn, New York, a fashion knitwear manufacturing plant. Eva Beilus is a sister to Ethel Schwartz. Hyman Schwartz (age 52) has been Director since its inception. Hyman Schwartz had been a stock broker at Josephthal Lyon & Ross from 1988 through 1997. Since 1996, Hyman has been employed by Hyett Capital Ltd. as CEO. Hyett Capital acts as a finder to a select group of foreign investors seeking to invest in private placements of publicly traded companies. Hyman Schwartz is the husband of Ethel Schwartz.
Item  11.     Executive  compensation

      New Medium Enterprises, Inc. has entered into an employment agreement with Eva Beilus in 1999 for an annual salary of $52,000. Effective in March 2001, Eva Beilus and Sam Beilus have agreed to accrue their salaries for a period of six months in the amounts of $26,000 and $14,000, respectively. No cash salaries have been paid since The compay has no plans or obligations to make such payment in the future.

     From the inception of our Company, Ethel Schwartz has not been paid any cash salary. On October 3, 2001, Ethel Schwartz was compensated with 4,444,444 shares of the company-restricted stock in lieu of cash salaries. The fair market value at the time of the issuance was $150,000. On March 31, 2003 the Company issued 2,000,000 common shares to its President in lieu of compensation. The shares were valued at $50,000. The issuance of these shares, and the stock options described below, constitutes the only compensation Ethel has received from the company since its inception.

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

We did not grant any stock options for 2002, and 2003.

Item  12.     Security  Ownership  of  Certain  Beneficial  Owners & Management.

.....................................Page 7

                             PRINCIPAL  STOCKHOLDERS

     The following table describes, as of the date of this prospectus, the beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.



                                     Shares
Identity of Stockholder or Group    Owned (1)      Percentage
                                                -of Shares Owned
Ethel Schwartz                      12,704,444              68.9%
Hyman Schwartz                       2,360,000              15 %
Eva Beilus                           3,660,000              20 %
Windermere Fund                      1,000,000               5.9%
 Atlantic Bond Fund                  1,000,000               5.9%
Sequoia Growth Fund                  1,000,000               5.9%
The Executive Fund                   1,000,000               5.9%
Passy Holding (2)                    2,330,000              12 %
Jacob N. Werczberger                   980,000               5.7%
Helen Shimon                         1,080,000               6 %
International Global
Communications                       1,050,000                 6%
Darrell Lerner                       1.050,000                 6%
Stratagram Technology Group,         1,100,000                 6%
Samuel Friedman                      1,050,000                 6%

All Officer and Directors as a
Group (3 persons)                   16,714,444                71%



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

Item  13.  Certain  Relationships  and  Related  Transactions

Effective with on September 18, 2002, the company's edgar filings are being processed by Tribeka Tek, Inc., a company in which Ethel Schwartz, our president is the principal stockholder. Tribeka Tek has agreed to process the Edgar filings for the Company at a 10% discount to the prevailing price charged by its previous vendor
..

...............................Page 8

Item  14:  Subsequent  Events:

On July 18, 2003 the board Of Directors extended all warrants A,B,C,D.E until July 30,2005. The Company is currently negotiating with a company as a possible merger candidate.
PART ................... IV


Item 15 Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          None

                             N. Blumenfrucht CPA PC

                              1040 East 22nd Street
                             Brooklyn New York 11210
                               Tel.- 718-692-2743

The  Board  of  Directors  and  Stockholders
New  Medium  Enterprises,  Inc.

We have audited the accompanying balance sheets of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the period August 2, 1999 (inception) through June 30, 2003 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc as of the June 30, 2003 and 2002 and the results of its operations and its cash flows for the period August 2, 1999 through June 30, 2003 in conformity with accounting principles generally accepted in the United States.


Brooklyn  New  York
August  27,  2003

New Medium Enterprises, Inc.

                          New Medium Enterprises, Inc.
                          A Development Stage Company
                                  Balance Sheet
                                      As At

                                                         ASSETS               JUNE 30, 2003    JUNE 30, 2002


CURRENT ASSETS
Cash and cash equivalents (note 2 ) . . . . . . . . . . . . . . . . . . . . .  $   557,894   $   734,984
Investment (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      138,900        10,920
Prepaid expenses and taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            0         1,740
                                                                               ------------  ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . ............  $ 696,794.              $747,644

Property and equipment ( note 2). . . . . . . . . . . . . . . . . . . . . . .            0         34,895
less: Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .            0        (17,450)           17,445
Deferred tax asset (note 4) . . . . . . . . . . . . . . . . . . . . . . . . .                              0             0
Web site development costs/ Software Asset (note 5) . . . . . . . . . . . . .                              0             0
Other assets- security deposits (note 8). . . . . . . . . . . . . . . . . . .                              0         3,600
                                                                                                ------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . .. . . . . .                              $ 696,794               $768,689



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accrued expenses (note 7) . . . . . . . . . . . . . . . . . . . . . . .         . . .  $     6,525   $28,000
Due to shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0               989
                                                                               ------------  ------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                  6,525   $              28,989

COMMITMENTS AND CONTINGENCIES (note 8)

STOCKHOLDERS' EQUITY (note 9)
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued         -----         -----
Common stock, $.001 par value, Authorized 100,000,000 shares;
Issued and outstanding 18,429,444 and 16,419,444. . . . . . . . . . . . . . .       18,429             16,419
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    1,850,816          1,802,526
Accumulated other comprehensive gain (loss) . . . . . . . . . . . . . . . . .       11,519             (7,243)
Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (1,190,495)        (1,072,002)
                                                                               ------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .                   . . . .      690,269       739,700
                                                                               ------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . .                    $   696,794   $   768,689


                          New Medium Enterprises, Inc.
                          A Development Stage Company
                             Statement of Cash Flow
                                For the periods



                                                                                          ACCUMULATED

YEAR                                                   FOR THE YEAR     FOR THE YEAR      FROM INCEPTION
                                                           ENDED            ENDED         AUG. 2, 1999-
                                                      JUNE 30, 2003    JUNE 30, 2002     JUNE 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .       ($118,493)        ($536,062)     ($1,190,495)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation . . . . . . . . . . . . . . . . . . . .               0             6,980           17,450
Write off of Web site development costs. . . . . . .               0           314,302          314,302
Stock issued for services rendered . . . . . . . . .          50,300           150,500          200,800

Changes in assets and liabilities:
prepaid expenses . . . . . . . . . . . . . . . . . .           1,740              (126)           2,500
current liabilities. . . . . . . . . . . . . . . . .         (22,464)           26,500            4,025
security deposit . . . . . . . . . . . . . . . . . .           3,600                 0                0
                                                      ---------------  ----------------  ---------------

Net cash provided ( used) in operating activities. .         (85,317)          (37,906)        (651,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase 9 writeoff) of fixed assets . . . . . . . .          17,445                 0          (17,450)
Web site development costs/ Software asset . . . . .               0                 0         (261,402)
Investment purchased-net . . . . . . . . . . . . . .        (109,218)           77,648         (127,381)
                                                      ---------------  ----------------  ---------------
Net cash provided (used) in financing activities . .         (91,773)           77,648         (406,233)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of A,B and C units. . . . . . . .               0                 0        1,716,250
Offering costs-private placements. . . . . . . . . .               0                 0          (69,625)
Deferred offering costs-registration statement . . .               0                 0          (40,000)

Purchase of treasury stock . . . . . . . . . . . . .               0                 0           (3,750)
Proceeds from sale of shares and warrants to various
officers, founders and investors . . . . . . . . . .               0                 0           12,670
                                                      ---------------  ----------------  ---------------

Net cash provided (used) by financing activities . .               0                 0        1,615,545
                                                                   -                 -                -
NET INCREASE (DECREASE ) IN CASH . . . . . . . . . .        (177,090)           39,742          557,894

Cash and cash equivalents, beginning of period . . .         734,984           695,242                0
                                                      ---------------  ----------------  ---------------

Cash and cash equivalents, end of period . . . . . .  $      557,894   $       734,984   $      557,894



SUPPLEMENTAL  DISCLOSURES
<>
Noncash investing and financing activities:
Issuance of common stock in exchange for services                           $50,300  $150,500  $203,400


<

PAGE>
...............................Page 11


                          New Medium Enterprises, Inc.
                          A Development Stage Company
                            Statement of Operations
                                For the periods


                                                                                   ACCUMULATED
                                                 FOR THE YEAR     FOR THE YEAR     FROM INCEPTION
                                                      ENDED          ENDED      (AUG 2, 1999 THRU

                                                 JUNE 30, 2003    JUNE 30, 2002     JUNE 30, 2003

REVENUES . . . . . . . . . . . . . . . . . . .  $            0   $        1,291   $         1,291


OPERATING EXPENSES
General and administrative . . . . . . . . . .          55,222           78,451          511,183
Research and Web Site development costs. . . .           3,275          314,302          562,577
Officers compensation. . . . . . . . . . . . .          50,000          150,000          200,000
Loss on disposition of fixed assets. . . . . .          16,345                0           16,345
Depreciation . . . . . . . . . . . . . . . . .               0            6,980           17,450
                                                ---------------  ---------------  ---------------

Total operating expenses . . . . . . . . . . .         124,842          549,733        1,307,555
                                                ---------------  ---------------  ---------------

Income (loss) from operations. . . . . . . . .        (124,842)        (548,442)      (1,306,264)

OTHER INCOME
Investment income. . . . . . . . . . . . . . .           6,349           12,380          115,769
                                                ---------------  ---------------  ---------------

Loss before income taxes . . . . . . . . . . .        (118,493)        (536,062)      (1,190,495)

Income tax benefit (note 5). . . . . . . . . .               0                0                0
                                                ---------------  ---------------  ---------------

NET LOSS . . . . . . . . . . . . . . . . . . .       ($118,493)       ($536,062)     ($1,190,495)

LOSS PER COMMON SHARE- Basic and Diluted . . .          ($0.01)          ($0.04)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.      16,754,444       15,300,500




                          New Medium Enterprises, Inc.
                          A Development Stage Company
                        Statement of Stockholders Equity
                    For the periods July 2001- June 30, 2003










                                                                                             RETAINED     ACCUMULATED
                                                                              ADDITIONAL    EARNINGS       OTHER
                                               PER SHARE   COMMON  STOCK       PAID-IN      (ACCUMULATED  COMPREHEN-
                                                AMOUNT     SHARES    AMOUNT     CAPITAL     DEFICIT)      SIVE  LOSS  TOTALS



Balances, June 30, 2001. . . . . . . . . . . . . . .    11,965,000     11,965   1,656,480   (535,940)    (13,911)   1,118,594


Issuance of shares to officers, Oct. 2001. .    0.03     4,444,444      4,444     145,556                            150,000


Issuance of shares for services rendered,
 April 2002  $                                  0.05        10,000         10         490                                500

Comprehensive gain . . . . . . . . . . . . . . . . .                                                        6,668      6,668

Net loss for period ended June 30, 2002. . . . .                                        .     (536,062)             (536,062)

Balances, June 30, 2002. . . . .   . . . . . . . .       16,419,444    16,419    1,802,526  (1,072,002)    (7,243)    739,700

Issuance of shares for services rendered,
 March 2003  $                                  0.03     2,010,000      2,010       48,290                             50,300

Comprehensive gain . . . . . . . . . . . . . . . . .                                                        18,762     18,762

Net loss for period ended June 30, 2003. . . . . . .                                           (118,493)            (118,493)


BALANCES, JUNE 30, 2003. . . . . . . . . . . . . . .   18,429,444   $  18,429   $1,850,816  ($1,190,495)  $ 11,519  $ 690,269


                             Page 13
New Medium Enterprises, Inc.
A Development Stage Company
Notes to Financial Statements



NOTE 1  FORMATION AND BUSINESS OF THE COMPANY.

New Medium Enterprises Inc.(the"Company) was organized on August 2, 1999 in The State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 The name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. The Company's intention was to operate as an Internet based E-commerce Company. Several websites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During the prior fiscal period management had decided to cease any further expenditure in regard to the web site and had written off the total cost in the prior period. The Company is currently negotiating with a company as possible merger candidates. As of the June 30, 2003 the Company had generated minimal revenues and is considered a development stage company.

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

Cash and cash equivalents

Cash and cash equivalents consists of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has not experienced any losses on its cash or cash equivalents.Investments.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2003 and 2002 there were no significant revenues.

Loss per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be antidiliutive.

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

Effective July 1, 2003 the Company adopted the fair value method of accounting for its employee stock based compensation plans as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). FAS 123 indicates that the fair value method is the preferable method of accounting. The Company adopted the fair value method retroactively to July 1, 2003 as currently required by  FAS  123.

NOTE 3- LIQUIDITY & PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred losses for the current and prior periods and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is management's opinion that the current capital base is sufficient to maintain the Company for at least the following year.

NOTE 4 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2003 the Company had a Federal and State tax net operating loss of approximately $ 686,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 5 WEB SITE DEVELOPMENT COSTS/ SOFTWARE ASSET

The Company had incurred significant costs in the development of its web sites and e-commerce capabilities. Management had elected to treat all Web Site Development Costs under the guidance of the Emerging Issues Task Force (EITF). The EITF recommends following the guidelines of Statement of Position 98-1. Under SOP 98-1, software developed for internal use is capitalized during the development stage and amortized over its useful life. The costs, which were incurred by the Company, are considered application development stage costs, which are capitalized and amortized. Certain costs in the amount of $245,000 were charged to research and development expense on the statement of operations in a prior period.

During the period ended June 30, 2002, management had determined that the Web Site was no longer feasible and had written off the remaining balance and expensed it during that period.

NOTE 6 INVESTMENTS

The Company has purchased shares of publicly traded companies on the open market. These investments are shown at market value as of the balance sheet date. Unrealized gains and losses on investments are shown a separate component of stockholders equity. During the current period the Company did not sell any of its investments.


On July 15, 2000 the Company formed Intellitian Media Inc., a subsidiary that was organized to market education and entertainment productions. In August 2000 the Company acquired a majority stake in Broadeo Wireless Communications Inc., a startup company that was involved in wireless communications. The Company issued 500,000 B warrants exercisable at $1.00 per share and 500,000 A warrants exercisable at $1.50 per share. No value has been assigned to these investments

NOTE 7 ACCRUED EXPENSES
Accrued expenses include state & local corporate taxes and professional fees


NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company is utilizing the home of its president as it office. It is occupying the premises rent-free. Rent expense for the periods ended June 30, 2002 was $9,737
..
Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.


NOTE 9  STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 100,000,000 shares of common stock (par value of $.001) and 10,000,000 shares of non-voting preferred stock (par value $.001). The Company offered for sale 480 "A" units, 160 "B" units and 100 "C" units of its securities.

A "A" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class A warrants. Each Class A warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.50. The warrants were to expire July 31, 2002. Each unit sold for $ 5,000.The warrants were extended to July 31, 2003.

A "B" unit consisted of 5,000 shares of the Company's common stock, and 7,500 Class B warrants. Each Class B warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.00. The warrants were to expire July 31, 2002. Each unit sold for $ 3,750. The warrants were extended to July 31, 2003.

A "C" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class D warrants. Each D warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.25.The warrants were to expire July 31, 2002. Each unit sold for $ 12,500. The warrants were extended to July 31, 2003.

On August 20, 1999 the Company sold to various investors and officers 12,620,000 shares of common stock, 3,080,000 Class A warrants (exercisable at $1.50 per share), 330,000 class B warrants (exercisable at $1.00 per share), 2,580,000 C warrants exercisable at ($.50 per share). Total consideration received was $12,670.

On September 2, 1999 the Company sold through a private placement 251 Class A units for a total gross consideration of $1,255,000 and 52 B units for a total gross consideration of $195,000
..

In  January 2000 the Company sold through a private placement 21.3 C units for a total  gross  consideration  of  $266,250.

The Company incurred costs in regard to the SB registration totaling $40,000. These have been charged against additional paid in capital. Additionally, the Company incurred costs in regard to the private placements totaling $69,625. These have also been charged against additional paid in capital.

NOTE 9  STOCKHOLDERS' EQUITY- (continued)

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

During April 2002 the Company issued shares to a concern, which had rendered services on behalf of the Company. The shares were valued at $500, which represents the fair value at the date of issuance and have been charged to the statement of operations.

During October 2001 the Company issued 8,000,000 non-qualified stock options.

On March 31, 2003 the Company issued 2,000,000 common shares to its president for services rendered. These shares were valued at $50,000, which represents the fair market value of the shares at the date of issuance. The statement of operations was charged in the current period for this amount.

On March 31, 2003 the Company issued 10,000 shares to a consultant who had rendered services on behalf of the Company. The shares were valued at $300, which represents the fair value at the date of issuance and have been charged to the statement of operations.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

NOTE 12 SUBSEQUENT EVENTS

On July 18, 2003 the board Of Directors extended all warrants until July 30, 2005. The Company is currently negotiating with a company as a possible merger candidate.


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

                              Date:   August  22,  2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.



                              By  Ethel  Schwartz
                              CEO,  President,  Treasurer
                              and  Director

                              Date:  August 22, 2003