Form 10QSB
period 2003-09-30
NEW MEDIUM ENTERPRISES INC
filed 2003-10-28
CIK 1126983

FORM  10Q-SB

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                           COMMISSION  FILE NUMBER
SEPTEMBER   30,  2003                                           333-51880


                          NEW  MEDIUM  ENTERPRISES,  INC.
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                                    11-3502174

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

(TITLE  OF  CLASS)                 (SHARES  OUTSTANDING  AT  October 28,2003)

                          NEW  MEDIUM  ENTERPRISES,  INC.

                                   FORM  10Q-SB

                        THREE  MONTHS  ENDED  SEPTEMBER  30,  2003

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

          STATEMENT  OF  CASH FLOW, MARCH 31, 2003                             3

          STATEMENT  OF  OPERATIONS  FOR  THE
          PERIOD  ENDED  MARCH 31, 2003                                        4

          STATEMENT  OF  STOCKHOLDERS EQUITY  MARCH 31, 2003                   5

          NOTES  TO  FINANCIAL STATEMENTS                                      7

          MANAGEMENT'S  DISCUSSION  AND
          ANALYSIS  OF RESULTS OF OPERATIONS                                   8

PART  II  OTHER INFORMATION - ITEMS 1-6                                        8

SIGNATURES                                                                     9

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           BALANCE  SHEET  (UNAUDITED)
                                AS  AT  SEPTEMBER  30,  2003






                                                  ASSETS

                                                                                SEPTEMBER 30     JUNE 30,
                                                                                    2003          2003
CURRENT ASSETS
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .  $   604,731   $   557,894
INVESTMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72,840       138,900
PREPAID EXPENSES AND TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .        2,297               0

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      679,868       696,794

PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
LESS: ACCUMULATED DEPRECIATION. . . . . . . . . . . . . . . . . . . . . . . .            0             0
NET BOOK VALUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0

DEFERRED TAX ASSET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   679,868   $   696,794



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
ACCRUED EXPENSES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,000   $     6,525
DUE TO SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         6,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $.001 PAR VALUE, AUTHORIZED 10,000,000 SHARES ; NONE ISSUED
COMMON STOCK, $.001 PAR VALUE, AUTHORIZED 100,000,000 SHARES;
ISSUED AND OUTSTANDING 18,429,444 . . . . . . . . . . . . . . . . . . . . . .       18,429         18,429
ADDITIONAL PAID IN CAPITAL. . . . . . . . . . . . . . . . . . . . . . . . . .    1,850,816     1,850,816
ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS) . . . . . . . . . . . . . . . . .         4,381        11,519
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . . . . . . . . . . . . . .   (1,194,758)   (1,190,495)

TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . .      678,868       690,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .  $   679,868   $   696,794

                           NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        STATEMENT  OF  CASH  FLOW  (UNAUDITED)
                                AS  AT  SEPTEMBER  30,  2003




                                                       SEPTEMBER 30    SEPTEMBER 30
                                                           2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS . . . . . . . . . . . . . . . . . . . . . .        ($4,263)       ($32,737)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION . . . . . . . . . . . . . . . . . . . .              0               0

CHANGES IN ASSETS AND LIABILITIES:
ACCRUED EXPENSES . . . . . . . . . . . . . . . . . .         (5,525)        (20,500)
SECURITY DEPOSITS. . . . . . . . . . . . . . . . . .              0             905
PREPAID TAXES. . . . . . . . . . . . . . . . . . . .         (2,297)           (238)

NET CASH USED IN OPERATING ACTIVITIES. . . . . . . .        (12,085)        (52,570)

CASH FLOWS FROM INVESTING ACTIVITIES
DISPOSITION OF FIXED ASSETS. . . . . . . . . . . . .              0          17,445
CHANGE IN INVESTMENTS. . . . . . . . . . . . . . . .         58,922               0

NET CASH PROVIDED ( USED) IN FINANCING ACTIVITIES. .         58,922          17,445


CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . .              0               0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         46,837         (35,125)

CASH AND CASH EQUIVALENTS, JULY 1, . . . . . . . . .        557,894         734,984

CASH AND CASH EQUIVALENTS, SEPTEMBER 30 ,. . . . . .  $     604,731   $     699,859

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        STATEMENT  OF  OPERATIONS  (UNAUDITED)
                                AS  AT  SEPTEMBER  30,  2003




                                                     SEPT. 30      SEPT. 30
                                                      2003          2002
REVENUES. . . . . . . . . . . . . . . . . . .  $         0   $         0


OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE. . . . . . . . . .       20,091        18,110
DEPRECIATION. . . . . . . . . . . . . . . . .            0               0
LOSS ON DISPOSITION OF FIXED ASSETS . . . . .            0         16,345

TOTAL OPERATING EXPENSES. . . . . . . . . . .       20,091        34,455

INCOME (LOSS) FROM OPERATIONS . . . . . . . .      (20,091)      (34,455)

OTHER INCOME

GAIN ON SALE OF SECURTIES . . . . . . . . . .       14,930               0
INTEREST AND DIVIDEND INCOME. . . . . . . . .          898           1,718

LOSS BEFORE INCOME TAXES. . . . . . . . . . .       (4,263)       (32,737)

INCOME TAX BENEFIT. . . . . . . . . . . . . .            0               0

NET LOSS. . . . . . . . . . . . . . . . . . .      ($4,263)      ($32,737)

LOSS PER COMMON SHARE- BASIC AND DILUTED. . .       ($0.00)        ($0.00)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    18,429,444    16,419,444

                           NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                   STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED) FOR PERIOD FROM July 1-2001- September 30, 2003




                                                                                                  RETAINED    ACCUMULATED
                                                                                ADDITIONAL     EARNINGS      OTHER
                            PER SHARE       COMMON       STOCK       PAID-IN     (ACCUMULATED   COMPREHENSIVE
                               AMOUNT        SHARES       AMOUNT      CAPITAL       DEFICIT)          LOSS            TOTALS


BALANCES, JUNE 30, 2001 .          . . . .   11,965,000      11,965    1,656,480     (535,940)    (13,911)       1,118,594


ISSUANCE OF SHARES
 TO OFFICERS, OCT. 2001 . $   0.03             4,444,444       4,444      145,556                                       150,000


ISSUANCE OF SHARES FOR
 SERVICESD, APRIL 2002. . $    0.05               10,000           10           490                                           500

COMPREHENSIVE GAIN. . . . . . . .                                                                           6,668           6,668

NET LOSS FOR PERIOD
 ENDED JUNE 30, 2002. . . . . .                                                           (536,062)                      (536,062)

BALANCES, JUNE 30, 2002 . . .                 16,419,444       16,419    1,802,526    (1,072,002)   (7,243)         739,700

ISSUANCE OF SHARES
FOR SERVICES RENDERED,
 MARCH 2003                 $      0.03           2,010,000        2,010       48,290                                       50,300

COMPREHENSIVE GAIN. . . . . . . .                                                                          18,762           18,762

NET LOSS FOR PERIOD
 ENDED 6 30, 2003. . . . . . .                                                                (118,493)                   (118,493)


BALANCES, JUNE 30
  2003                                ,            18,429,444       18,429    1,850,816     (1,190,495)   11,519           690,269


COMPREHENSIVE LOSS. . . . . . . .                                                                          (7,138)           (7,138)

NET LOSS FOR PERIOD
 ENDED SEPT. 30, 2003 . . . . . .                                                               (4,263)                      (4,263)


BALANCES, SEPTEMBER
  30, 2003                                      18,429,444   $   18,429  $ 1,850,816    ($1,194,758)  $  4,381           $678,868

                            NEW MEDIUM ENTERPRISES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)
 NOTE 1

   BASIS OF PRESENTATION AND FORMATION AND BUSINESS OF THE COMPANY THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF ONLY NORMAL
RECURRING  ACCRUALS)  CONSIDERED  NECESSARY  FOR  A  FAIR  PRESENTATION  OF  THE
COMPANY'S FINANCIAL POSITION AT SEPTEMBER 30, 2003, THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 ARE INCLUDED. OPERATING RESULTS
FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING JUNE 30,
2004. THE INFORMATION CONTAINED SHOULD BE READ IN CONJUNCTION WITH AUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2003

NEW MEDIUM ENTERPRISES INC. (THE "COMPANY) WAS ORGANIZED ON AUGUST 2, 1999 IN THE STATE OF NEVADA UNDER THE NAME SHOPOVERSEAS.COM, INC. ON JULY 10, 2000 THE NAME WAS CHANGED TO NEW MEDIUM ENTERPRISES, INC. THE FINANCIAL STATEMENTS REFLECT THE NAME NEW MEDIUM ENTERPRISES THROUGHOUT. AS OF THE SEPTEMBER 30, 2003 THE COMPANY IS CONSIDERED A DEVELOPMENT STAGE COMPANY.


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


NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

                            NEW MEDIUM ENTERPRISES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)




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

ACCRUED  EXPENSES  CONSIST  OF  PROFESSIONAL  AND  OFFICE  EXPENSES.


NOTE  6-COMMITMENTS  AND  CONTINGENCIES

THE COMPANY IS CURRENTLY OCCUPYING THE OFFICE OF ITS PRESIDENT RENT FREE. LEGAL PROCEEDINGS

THERE  ARE  NO  MATERIAL LEGAL PROCEEDINGS TO WHICH THE COMPANY IS A PARTY TO OR
WHICH  ANY  OF  THEIR  PROPERTY  IS  SUBJECT.

MANAGEMENT  DISCUSSION  &  ANALYSIS:

THE COMPANY HAS BEEN IN NEGOTIATIONS WITH AN ACQUISITION TARGET IN AN ATTEMPT TO FIND A SUITABLE ACQUISITION FOR OUR COMPANY. WHILE MANAGEMENT IS OPTIMISTIC THAT A SUITABLE TARGET WILL EMERGE, THERE IS NO ASSURANCE THAT SUCH ACQUISITION WILL BE CONSUMMATED, AND FURTHER IN THE EVENT OF AN ACQUISITION, THAT THE COMPANY WILL BE SUCCESSFUL. TO DATE NO AGREEMENTS HAVE BEEN ENTERED INTO.

AT SEPTEMBER 30 2003, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $679,868 WHILE CURRENT LIABILITIES AMOUNTED TO $1,000.



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

                                       NEW  MEDIUM  ENTERPRISES,  INC.


                                       BY:  /S/  ETHEL  SCHWARTZ
                                           -------------------------------------
                                               ETHEL  SCHWARTZ
                                               PRESIDENT, TREASURER AND DIRECTOR

DATE:  OCTOBER  28,  2003