Form 10QSB
period 2003-12-31
NEW MEDIUM ENTERPRISES INC
filed 2004-02-04
CIK 1126983

FORM  10Q-SB

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                           COMMISSION  FILE NUMBER
DECEMBER  31,  2003                                           333-51880


                          NEW  MEDIUM  ENTERPRISES,  INC.
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                                    11-3502174

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

COMMON  STOCK  $.001  PAR  VALUE,                          92,147,220


(TITLE  OF  CLASS)                 (SHARES  OUTSTANDING  AT  February 3,2004)

                          New  Medium  Enterprises,  Inc.
                         (  A  Development  Stage  Company)
                 Balance  Sheet  for  the  Period  Ending  12-31-2003
                                  (Unaudited)



ASSETS
                                                                              DEC. 31,      JUNE 30,
                                                                                     2003          2003
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $   639,773   $   557,894
Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,960       138,900
Prepaid expenses and taxes . . . . . . . . . . . . . . . . . . . . . . . . .        2,237             0
                                                                              ------------  ------------

Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      658,970       696,794


Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
Other assets-. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
                                                                              ------------  ------------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   658,970   $   696,794



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,000   $     6,525
Due to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
                                                                              ------------  ------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         6,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
Common stock, $.001 par value, Authorized 100,000,000 shares;
Issued and outstanding 19,541,444 and 18,429,444 . . . . . . . . . . . . . .       19,541        18,429
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . .    1,911,704     1,850,816
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . .       (3,238)       11,519
Deficit accumulated during the development stage . . . . . . . . . . . . . .   (1,270,037)   (1,190,495)
                                                                              ------------  ------------

Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .      657,970       690,269
                                                                              ------------  ------------

Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . . . .  $   658,970   $   696,794





                          New  Medium  Enterprises,  Inc.
                         (  A  Development  Stage  Company)
            Statement  of  Cash  Flows  for  the  Period  Ending  12-31-2003
                                  (Unaudited)





                                                       DECEMBER 31,    DECEMBER 31,
                                                           2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .       ($75,279)        ($2,647)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . .              0               0

Changes in assets and liabilities:
Investment . . . . . . . . . . . . . . . . . . . . .         48,261          (2,500)
prepaid expenses . . . . . . . . . . . . . . . . . .             60           2,695
                                                      --------------  --------------

Net cash used in operating activities. . . . . . . .        (26,958)         (2,452)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided from investing activities. . . . .              0               0


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares to officers for services rendered         62,000               0
                                                      --------------  --------------

Net cash provided from financing activities. . . . .         62,000               0
                                                      --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         35,042          (2,452)
                                                      --------------  --------------

Cash and cash equivalents, October 1,. . . . . . . .        604,731         699,859
                                                      --------------  --------------

CASH AND CASH EQUIVALENTS, DECEMBER 31,. . . . . . .  $     639,773   $     697,407


                          New  Medium  Enterprises,  Inc.
                         (  A  Development  Stage  Company)
            Statement  of  Operation  for  the  Period  Ending  12-31-2003
                                  (Unaudited)







                                                 DEC. 31       DEC. 31
                                                   2003          2002
REVENUES. . . . . . . . . . . . . . . . . . .  $         0   $         0


OPERATING EXPENSES
General and administrative. . . . . . . . . .       89,934         4,443
Loss on disposition of fixed assets . . . . .            0             0
                                               ------------  ------------

Total operating expenses. . . . . . . . . . .       89,934         4,443
                                               ------------  ------------

Income (loss) from operations . . . . . . . .      (89,934)       (4,443)

OTHER INCOME
Gain on sale of securities. . . . . . . . . .       13,934             0
Interest Income . . . . . . . . . . . . . . .          721         1,796
                                               ------------  ------------

Loss before income taxes. . . . . . . . . . .      (75,279)       (2,647)

Income tax benefit. . . . . . . . . . . . . .            0             0
                                               ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . .     ($75,279)      ($2,647)

LOSS PER COMMON SHARE- Basic and Diluted. . .       ($0.00)       ($0.00)




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   19,541,444    16,419,444



                          New  Medium  Enterprises,  Inc.
                         (  A  Development  Stage  Company)
        Statement  for  Stockholder  Equity  for  the  Period  Ending 12-31-2003
                                  (Unaudited)








                  RETAINED     ACCUMULATED
                 ADDITIONAL     EARNINGS       OTHER
                    PER          COMPRE-
                   SHARE         COMMON        STOCK       PAID-IN     (ACCUMULATED   HENSIVE
                              -------------  ----------
                   AMOUNT        SHARES        AMOUNT      CAPITAL       DEFICIT)       LOSS     TOTALS

Balances,
July 1, 2002 .                16,419,444         16,419    1,802,526   (1,072,002)  .(7,243)     739,700

Issuance of
shares for
services
rendered,
March 2003 . .  $    0.03      2,010,000          2,010       48,290                              50,300

Compre-
hensive gain .                                                                      18,762         18,762

Net loss for
period ended
June 30, 2003.                                                                    (118,493)      (118,493)


Balances, June
                   30, 2003     18,429,444       18,429    1,850,816     (1,190,495)   11,519     690,269


Comprehensive
loss . . . . .                                                                         (7,138)    (7,138)

Net loss for
period ended
Sept. 30, 2003                                                               (4,263)              (4,263)


Balances,
September 30,
                       2003     18,429,444       18,429    1,850,816     (1,194,758)    4,381    678,868

Comprehensive
loss . . . . .                                                                          (7,619)  (7,619)

Issuance of
shares for
services
rendered, Oct.-2002
-October 2003
2003 $    0.06                    1,112,000        1,112    60,888                               62,000

Net loss for
period ended
Dec. 31, 2003.                                                                   (75,279)       (75,279)


BALANCES,
DECEMBER 31,
                       2003     19,541,444   $   19,541  $ 1,911,704    ($1,270,037)  ($3,238)  $657,970

                          New  Medium  Enterprises,  Inc.
                         (  A  Development  Stage  Company)
                          Notes  to  Financial  Statement
                        for  the  Period  Ending  12-31-2003
                                  (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  FORMATION  AND BUSINESS OF THE COMPANY

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at December 31, 2003, the results of operations for the three months ended December 31, 2003 are included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The information contained should be read in conjunction with audited financial statements as of June 30, 2003

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. As of the December 31, 2003 the Company is considered a development stage company.

NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

FISCAL  YEAR:
The  Company  has  chosen  June  30,  as  its  fiscal  year  end.
USE  OF  ESTIMATES:

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS:

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



MANAGEMENT  DISCUSSION  &  ANALYSIS:

The company has been in negotiations with an acquisition target in an attempt to find a suitable acquisition for our company. On December 22, 2003, we signed a Letter of Intent and Agreement in Principal to acquire the intellectual property pertaining to a new and emerging Reflective Multiplayer Disk (RMD)which is an extension of DVD. Multidisk is a high capacity optical media and next generation data storage company that holds the intellectual property pertaining to RMD technology. RMD format is based on red laser technology.
See  8K  form  filed  December  22,  2003.

SUBSEQUENT  EVENTS

On January 13, 2004, with the consent of 78% of the shareholders, New Medium Enterprises, Inc executed definitive agreements with two separate entities To acquire the business and all of the intellectual property assets of a new and emerging DVD format known as RMD, (Reflective Multi-Layer Disc) and an Agreement with a specialized Scientific Development Team to conduct the R&D activities and development of the technologies acquired.


The RMD format is a high definition proprietary format under development, based on an integration of concepts and inventions made independently by groups of scientists in several European countries, many of which have extensive experience with a multitude of past and present formats of optical storage and in particular with multiplayer optical structures. The technology is designed to usher in high definition TV and high capacity, next generation DVD discs believed to be capable of exceeding current capacity of 4.7GB one layer DVD by ten fold, with later generations up to 100GB. The higher capability is needed because broadcasters and movie studios are planning to take advantage of the emerging high-definition television screens to produce more digital programming with multitrack sound and much better resolution. With the current 4.7GB standard DVD and two layer DVD 9, recording a full featured length film in high definition cannot be achieved. Consequently, the media recording industry, producers, and content providers are eagerly seeking a cost effective solution to this limitation.

Since RMD uses for read/write the current standard: red laser technology, it is anticipated that it will require no significant change to the current mastering and replicating infrastructure of standard DVD and thus it is believed will be easily adaptable for mass marketing with cost efficiency. Competing technologies under development are based on blue-laser which is anticipated to add significant costs to the DVD infrastructure and thus will make the product expensive to the media recording industry, content providers producers, and consumers. Last spring, Tokyo-based Sony Corp. was the first consumer electronics company to begin offering next-generation DVD recorders, for roughly $3800. Sony leads a consortium called Blu-ray Disc, which is pushing one of two competing standards for the design of the discs, players, and recorders that use blue lasers. The group includes 10 major consumer electronics companies, among them Hitachi, Matsushita, Royal Philips Electronics, and Samsung. The other standard, Advanced Optical Disc (AOD), has been proposed by Toshiba and NEC, no AOD-based products are currently available in the market.

AGREEMENTS  &  CONTRACTS

We entered into the following Agreements and arrangements to secure the RMD assets and to assemble the scientific team capable of developing the prototypes and products.

AGREEMENT # 1 On January 13, 2004, New Medium Enterprises, Inc. executed an agreement to acquire all the assets of MultiDisk Ltd. in exchange of the issuance of 38,557,777 shares of New Medium Enterprises, Inc. MultiDisk, is a high capacity optical media and next generation data storage company that holds certain intellectual property assets pertaining to the new emerging proprietary Reflective Multilayer Disc, RMD format.

In connection with the acquisition, we have agreed to provide initial funding out of our available capital of (i) $77,500 to repay a loan, (ii) $25,000 for broker fees, in connection with the acquisitions, (iii) to allocate $185,000 out of our available funds for administrative operations and public company functions and (iv) undertake future payments of $87,000 after we raise accrued amount of $500,000.

Agreement  #  2:

In a separate transaction on January 13, 2004, New Medium executed an agreement to acquire all of the RMD intellectual property held assets held by Tri-GM International S.A. in exchange of the issuance of 27,792,999 shares of New Medium Enterprises, Inc. Tri-GM International S.A. holds all of the complementary intellectual property assets pertaining to the technologies of the RMD format.

In connection with the acquisition, we have agreed to undertake future payments of $87,000 after we raise accrued amount of $500,000.

AGREEMENT # 3 On January 13, 2004, New Medium Enterprises executed a Scientific Development Agreement with PG, Engineering S.A. in exchange of the issuance of 6,255,000 to PG Engineering and/ or their designees. PG Engineering S.A. consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically with properties of multi-layer optical structures. In accordance to the Agreement, R&D activities will be designated to PG Engineering SA The overall management will be carried out from our Company's headquarters in New York and offices in London. We will provide initial funding of $302,000 out of our available funds and we will be responsible for the overall direction of the project. All intellectual property, patents, equipment, know-how, and products will belong without exception to us.

SUMMARY  OF  CONSIDERATIONS  PAID:
Aggregate  common  shares  to  be  issued  to  above  parties      72,605,776

Aggregate  funds  to  be  allocated  for  repayment  of
Loan  and  broker  fees  and  future  operations  &  Development     $589,500

Aggregate  future  payments  to  be  made:                           $174,000


CAPITALIZATION:
Via consent of 78% of the shareholders of New Medium Enterprises, Inc. we raised our authorized common shares from 100,000,000 to 200,000,000 shares.

Common  Shares  Outstanding  Prior  to  the  Acquisitions             19,541,444

Shares  issued  pursuant  to  the  Acquisitions  &
Development  Agreement                                                72,605,776

Common  Shares  Outstanding  After  the  Acquisitions
&  Development  Agreement                                             92,147,220

Shares  of  common  stock  underlying  Warrants
issued  to  original  subscribers  and  other  parties
Exercise  prices  range  from  .50  to  $1.50                       10,603,000

Shares  underlying  the  Warrants  issued  pursuant  to
the  2001  Stock  Option  Plan
Exercise  price  is  .045                                            8,000,000

Shares  that  will  be  underlying  the  Warrants  to  be
issued  pursuant  to  the  2004  Stock  Option  Plan.
To  be  awarded  in  the  future                                       5,000,000

Total  potential  future  issuances  based  on  outstanding  and
To  be  issued  shares  underlying  Options  &  Warrants             23,603,000

TRANSFER BY WARRANT HOLDERS PURSUANT TO THE 2001 STOCK OPTION PLAN OF 37.5% OF WARRANTS UNDERLYING THE 2001 STOCK OPTION PLAN, TO THE SELLER.

To induce the Sellers to enter into an Asset Purchase Agreement with our company, all of the option holders of our 2001 stock option plan agreed to transfer to the Seller and/or their designees, on a pro-rata basis an aggregate of 37.5% of the warrants issued to each, underlying the 2001 stock option plan. Accordingly the option holders position following the transfer will be as follows:






OPTION  HOLDERS                                                    REMAINING
                 ORIGINAL POSITION       TRANFERRED
                                              TO  SELLER            POSITION
                 -----------------  --------------------  ---------
Ethel  Schwartz          5,000,000          1,875,000      3,125,000
---------------  -----------------  --------------------  ---------
Eva  Beilus . .          2,000,000            750,000       1.250,000
---------------  -----------------  --------------------  ---------
Hyman  Schwartz          1,000,000             375,000        625,000
---------------  -----------------  --------------------  ---------



CHANGE  IN  MANAGEMENT  &  CONTROL:

The  following  changes  are  being  made  to  the  management  team.

Ethel Schwartz, our Chairman and CEO will remain in her current position on an interim basis for the foreseeable future. In the future, when we are technically advanced and financially capable, it is contemplated we will seek to recruit an industry heavyweight for the position of CEO,

The following additional officers will be appointed subject to shareholder approval:

Fred  Jung  Abbou,   President
Dr.  Alex  Libin     Chief  Operations  Officer
Yehudit  Hirsch      Corporate  Secretary

The following additional Directors will be appointed subject to shareholder approval:

Fred  Jung  Abbou,   Director
Dr.  Alex  Libin     Director

CURRENT REPORT ITEM 6 RESIGNATION OF CURRRENT DIRCTORS: As part of the Acquisition Agreements, the following officers have resigned From their current positions and will relinquish Their Board seats:

Hyman  Schwartz
Eva  Beilus

DIRECTORS  AND  EXECUTIVE  OFFICERS

           Name              Age           Position
-------------------      ---  --------------------------

    Ethel  Schwartz         54            Chairman,  Chief  Executive
                                             Officer,  &  Treasurer

    Fredrik  Jung  Abbou    26,           President,  Director

    Dr.  Alex  Libin        59,           Chief  Operations  Officer,  Director

    Yehudit  Hirsch         28            Corporate  Secretary


INFORMATION  CONCERNING  OFFICERS  &  DIRECTORS:

ETHEL SCHWARTZ: CHAIRMAN, CEO & TREASURER: (age 54) Ethel will remain as Chairman and CEO of our company on an interim basis for the foreseeable future. Ethel has been President, Chief Executive Officer, Treasurer and founder of our company since its inception. Since March 1996, Ethel has been an officer and director of Hyett Capital Ltd which is currently engaged in mergers and acquisitions, & consulting. She is currently employed with Grand Capital Corp. on a part-time basis as a stockbroker where she devotes less than 3 hours per month in her employment. Ethel brings a wealth of knowledge in finance and experience in securities and public Company operations and regulatory compliance, as well as diversified business experience.

FREDRIK JUNG-ABBOU: PRESIDENT: Fredrik Jung Abbou has been employed by MultiDisc Since July 2003 and has been President of MultiDisc Plc, since October 15, 2003. From 1998 to 2002 he was a founder and employee of Stockpicker, where he successfully created one of Sweden's still prospering Internet companies focused on the financial services arena. He also served as Product Manager and board member in their Swedish and Brazilian operations and headed the process of establishing operations abroad, to start operations in Brazil, China and India. He received a BA in International Business from European Business School and currently holds the position of Chairman of the Board in innovative Israeli R&D Company Visson Enterprises Ltd, a company in the forefront of next generation of ultra thin and flexible displays. Mr. Jung Abbou holds 8 percent of the shares of Stockpicker.

DR. ALEXANDER LIBIN: CHIEF OPERATIONS OFFICER: Since 2002, Dr. Libin has been the Co-Director for Sciences, at the Israel Interuniversity Center for Academic Cooperation with CIS, Hebrew University, Jerusalem, Israel. From 1998-2002, he has been a Senior Vice-President for International Management and System
Integration, Memory Devices 1966 Ltd., Rehovot , Israel. From 1995-1998 he was Senior Advisor for Russian Affaires, at The Prime Minister's Office, Tel-Aviv Israel. From 1991-1995 he served as a Secretary, in the Israeli Embassy in Moscow. Dr. Libin brings substantial experience in operations, science and technology, with demonstrated ability to pick major technological issues as prime target and to pursue the transformation of innovative technological ideas into a working final product. Dr. Libin is the father of Yehudit Hirsch.

YEHUDIT HIRSCH: SECRETARY: Yehudit received her law degree from Tel Aviv University School of law in March 1999, and finished her studies toward LLM degree in NYU School of Law in 2003. From May 2000 to July 2002, she practiced law as an associate at M. Seligman &Co, one of Israel most prominent law firms. Upon graduation from Tel Aviv University Law School, Ms. Hirsch was employed as a Post Graduate Trainee for the period of the mandatory legal training (Law Clerck), by I. Amihud Ben-Porath, Hamou &Co, in Tel Aviv. During the last year of her studies, Ms. Hirsch has clerked for Hon. Justice Asher Grunis at the Tel-Aviv District Court (lately appointed to the Israeli Supreme Court. Yehudit has extensive experience in corporate, business, labor, and employment law.
Yehudit  is  the  daughter  of  Dr.  Alex  Libin.

AT December 31, 2003, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $679,868 WHILE CURRENT LIABILITIES AMOUNTED TO $1,000

FORWARD-LOOKING  STATEMENTS:

STATEMENTS ABOUT THE COMPANY'S FUTURE EXPECTATIONS, INCLUDING FUTURE REVENUES AND EARNINGS, AND ALL OTHER STATEMENTS IN THIS PRESS RELEASE OTHER THAN HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND AS THE TERM IS DEFINED IN THE PRIVATE LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM EXPECTED RESULTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENTLY OCCURRING EVENTS OR CIRCUMSTANCES. SHOULD EVENTS OCCUR WHICH MATERIALLY AFFECT ANY COMMENTS MADE WITHIN THIS PRESS RELEASE; THE COMPANY WILL APPROPRIATELY INFORM THE PUBLIC.



PART  II  OTHER  INFORMATION
ITEM  1   LEGAL  PROCEEDINGS
  -  NONE

ITEM  2   CHANGES  IN  SECURITIES
 -  NONE

ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES
 -  NONE


ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

VOTE  BY  CONSENT  OF  SHAREHOLDERS:

Via consent of 78% of the shareholders of New Medium Enterprises, Inc. the following Items have been voted upon on and consented on January 14, 2004:

(i) Acquisition of the assets of MultiDisk, LTD as reflected in the Agreement dated January 5th, 2004;

(ii) Entering into a service Agreement with P.G. Engineering S.A. as reflected in the Agreement dated January 6th, 2004;

(iii) Acquisition of the assets of TriGM International as reflected in the agreement dated January 6th, 2004;

(iv) The amendment of NMEN's Certificate of Incorporation to increase the authorized shares of the company from 100,000,000 to 200,000,000 million;

(v)  The  approval  of  the  2001  stock  option  plan

(vi)  The  approval  of  the  2004  stock  option  plan.

(vii)    Election  of  the  following  Directors:
         Ethel  Schwartz,  Chairman  &  CEO
         Fredrik  Jung  Abbou,  President,  Director
         Dr.  Alex  Libin,  Chief  Operations  officer,  &  Director

Page                              12
ITEM  5   OTHER  INFORMATION
 -  NONE


ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -
On December 22, we filed an 8-K report to announce the Letter of Intent to acquire the RMD Technology from MultiDisk Ltd.

On January 13, we filed an 8K report announcing the definitive acquisition of all of the RMD Technology from MultiDisk and from TriGm International S.A. On January 20, we filed an 8K report proving full details of the acquisitions, the business, the industry, the Risks, The plan of Operation, the Changes in Management. Please refer to 8K's for full details.

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

DATE:   February 3, 2004