Form 10QSB/A
period 2003-12-31
NEW MEDIUM ENTERPRISES INC
filed 2004-02-04
CIK 1126983

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


(TITLE  OF  CLASS)                 (SHARES  OUTSTANDING  AT  February 4,2004)

                                TABLE OF CONTENTS

                                                              Page

PART  I   FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . .  2

BALANCE SHEET FOR THE PERIOD ENDING 12-31-2003. . . . . . . . . . . . .  2
STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING 12-31-2003. . . . . . . .  3
STATEMENT OF OPERATION FOR THE PERIOD ENDING 12-31-2003 . . . . . . . .  4
STATEMENT FOR STOCKHOLDER EQUITY FOR THE PERIOD ENDING 12-31-2003 . . .  5
NOTES TO FINANCIAL STATEMENT FOR THE PERIOD ENDING 12-31-2003 . . . . .  6
MANAGEMENT  DISCUSSION  &  ANALYSIS:. . . . . . . . . . . . . . . . . .  7
SUBSEQUENT EVENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
AGREEMENTS  &  CONTRACTS. . . . . . . . . . . . . . . . . . . . . . . .  8
SUMMARY  OF  CONSIDERATIONS  PAID:. . . . . . . . . . . . . . . . . . .  9
CAPITALIZATION: . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
CHANGE  IN  MANAGEMENT  &  CONTROL: . . . . . . . . . . . . . . . . . .  10
FORWARD LOOKING STATEMENTS                                              12

PART  II  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . .   12

ITEM  1   LEGAL  PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 12
ITEM  2   CHANGES  IN  SECURITIES . . . . . . . . . . . . . . . . . . . 12
ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES. . . . . . . . . . . . . . 12
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS 12
ITEM  5   OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 12
ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -. . . . . . . . . . . 13


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



MANAGEMENT  DISCUSSION  &  ANALYSIS:

The company has been in negotiations with an acquisition target in an attempt to find a suitable acquisition for our company. In December 2003, we signed a Letter of Intent and Agreement in Principal to acquire the intellectual property pertaining to a new and emerging Reflective Multiplayer Disk (RMD)which is an extension of DVD. Multidisk is a high capacity optical media and next generation data storage company that holds the intellectual property pertaining to RMD technology. RMD format is based on red laser technology.
See  8K  form  filed  December  22,  2003.

SUBSEQUENT  EVENTS

On January 13, 2004, with the consent of 78% of the shareholders, New Medium Enterprises, Inc executed definitive agreements with two separate entities To acquire the business and all of the intellectual property assets of a new and emerging DVD format known as RMD, (Reflective Multi-Layer Disc) and an entered into an Agreement with a specialized Scientific Development Team to conduct the R&D activities and development of the technologies acquired.

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

AT December 31, 2003, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $658,970 WHILE CURRENT LIABILITIES AMOUNTED TO $1,000

FORWARD-LOOKING  STATEMENTS:

STATEMENTS ABOUT THE COMPANY'S FUTURE EXPECTATIONS, INCLUDING FUTURE REVENUES AND EARNINGS, AND ALL OTHER STATEMENTS IN QUARTERY REPORT OTHER THAN HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND AS THE TERM IS DEFINED IN THE PRIVATE LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM EXPECTED RESULTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENTLY OCCURRING EVENTS OR CIRCUMSTANCES. SHOULD EVENTS OCCUR WHICH MATERIALLY AFFECT ANY COMMENTS MADE WITHIN THIS PRESS RELEASE; THE COMPANY WILL APPROPRIATELY INFORM THE PUBLIC.



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


 BY:  /S/  ETHEL  SCHWARTZ
                                           -------------------------------------
                                               ETHEL  SCHWARTZ
                                               CHAIRMAN CEO TREASURER
                                               DATE:   February 4, 2004