Form 10QSB
period 2004-03-31
NEW MEDIUM ENTERPRISES INC
filed 2004-05-11
CIK 1126983

FORM  10Q-SB

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                           COMMISSION  FILE NUMBER
MARCH  31,  2004                                           333-51880


                          NEW  MEDIUM  ENTERPRISES,  INC.
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                                    11-3502174

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


(TITLE  OF  CLASS)                 (SHARES  OUTSTANDING  AT  MAY  10,  2004)

                         NEW  MEDIUM  ENTERPRISES,  INC.

                                   FORM  10Q-SB

                        THREE  MONTHS  ENDED  MARCH  31,   2004




BALANCE  SHEET  (UNAUDITED . . . . . . . . . . . . . . . . . . . . . . .   3

STATEMENT OF OPERATIONS (UNAUDITED). . . . . . . . . . . . . . . . . . .   4

STATEMENT OF CASH FLOWS (UNAUDITED . . . . . . . . . . . . . . . . . . .   5

STATEMENT OF EQUITY (UNAUDITED . . . . . . . . . . . . . . . . . . . . .   6

NOTES TO FINANCIAL STATEMENTS (UNAUDITED . . . . . . . . . . . . . . . .   7

MANAGEMENT  DISCUSSION  & ANALYSIS . . . . . . . . . . . . . . . . . . .   8

AGREEMENTS  &  CONTRACTS . . . . . . . . . . . . . . . . . . . . . . . .  10

SUMMARY  OF  CONSIDERATIONS  PAID. . . . . . . . . . . . . . . . . . . .  10

CAPITALIZATION:. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

CHANGE  IN  MANAGEMENT  &  CONTROL:. . . . . . . . . . . . . . . . . . .  12

PART  II  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12

ITEM  1   LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  12

ITEM  2   CHANGES  IN  SECURITIES. . . . . . . . . . . . . . . . . . . .  12

ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . .  12

ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.  12

VOTE  BY  CONSENT  OF  SHAREHOLDERS: . . . . . . . . . . . . . . . . . .  12

ITEM  5   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . .  13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13



PART  I   FINANCIAL  INFORMATION

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           BALANCE  SHEET  (UNAUDITED)
                                AS  AT  MARCH  31,  2004




                                                  ASSETS

                                                                                  MARCH 31,      JUNE 30,
                                                                                       2,004         2,003
Current Assets
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $   297,813   $   557,894
   investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,160       138,900
   Prepaid expenses and taxes . . . . . . . . . . . . . . . . . . . . . . . . .        2,237             0

          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .      317,210       696,794

   Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,350             0
       Less: accumulated depreciation . . . . . . . . . . . . . . . . . . . . .            0             0
Net book value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,350             0

   Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
   Investment in intellectual property. . . . . . . . . . . . . . . . . . . . .   14,676,977             0

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,148,537   $   696,794



Liabilities and Stockholders' Equity


Current Liabilities
   Accrued Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,200   $     6,525
   Due to Shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
          Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .        5,200         6,525

Commitments and Contingencies

Stockholders' Equity
  Preferred Stock, $.001 par value, authorized 10,000,000 shares ; none issued
  Common Stock, $.0001 par value, authorized 200,000,000 shares;
  Issued and Outstanding 92,147,220 and 18,429,444. . . . . . . . . . . . . . .        9,215        18,429
  Additional Paid in Capital. . . . . . . . . . . . . . . . . . . . . . . . . .   16,443,185     1,850,816
  Accumulated other Comprehensive gain (loss) . . . . . . . . . . . . . . . . .       (3,038)       11,519
  Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (1,306,025)   (1,190,495)

          Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .   15,143,337       690,269

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . .  $15,148,537   $   696,794


                         NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                          STATEMENT OF OPERATIONS (UNAUDITED)
                                AS  AT  March  31,  2004







                                                MARCH 31,     MARCH 31,
                                                  2,004         2,003
Revenues. . . . . . . . . . . . . . . . . . .  $         0   $         0


Operating Expenses
  General and Administrative. . . . . . . . .       36,847        79,023
  Depreciation. . . . . . . . . . . . . . . .            0             0

     Total Operating Expenses . . . . . . . .       36,847        79,023

      Income (loss) from operations . . . . .      (36,847)      (79,023)

Other Income
   Interest Income. . . . . . . . . . . . . .          859         1,440
   Gains on Investments . . . . . . . . . . .            0             0

     Loss Before Income Taxes . . . . . . . .      (35,988)      (77,583)

Income Tax Benefit. . . . . . . . . . . . . .            0             0

     Net Loss . . . . . . . . . . . . . . . .     ($35,988)     ($77,583)

Loss Per Common Share- Basic and Diluted. . .  $      0.00   $      0.00




Weighted Average Number of Shares Outstanding   67,945,295    16,564,829


                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                          STATEMENT OF CASH FLOWS (UNAUDITED)
                                AS  AT  March  31,  2004






                                                                   MARCH 31,     MARCH 31,
                                                                     2,004         2,003
Cash Flows from Operating Activities
     Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .     ($115,530)   ($112,967)
     Adjustments to Reconcile Net Loss to Net
       Cash Provided by Operating Activities:
          Depreciation. . . . . . . . . . . . . . . . . . . . .             0            0

          Changes in Assets and Liabilities:

             Accrued Expenses . . . . . . . . . . . . . . . . .        (1,325)      (5,940)
              Due to Shareholders . . . . . . . . . . . . . . .             0         (989)
              Security Deposits . . . . . . . . . . . . . . . .             0        3,600
              Prepaid  Taxes. . . . . . . . . . . . . . . . . .        (2,237)        (238)

Net Cash Used in Operating Activities . . . . . . . . . . . . .      (119,092)    (119,145)

Cash Flows from Investing Activities
     Sale  (Purchase) of Investment-Net . . . . . . . . . . . .       107,183      (60,958)
     Purchase of Intellectual Property. . . . . . . . . . . . .   (14,831,327)           0

Net Cash Used in Financing  Activities. . . . . . . . . . . . .   (14,724,144)    (180,103)


Cash Flows from Financing Activities
  Issuance of Shares for Services Rendered and Assets Purchased    14,583,155       51,300
  Sale of Fixed Assets. . . . . . . . . . . . . . . . . . . . .             0       17,445

Net Increase  (decrease) in Cash and Cash Equivalents . . . . .      (260,081)    (111,358)

Cash and Cash Equivalents, July 1,. . . . . . . . . . . . . . .       557,894      734,984

Cash and Cash Equivalents, March 31,. . . . . . . . . . . . . .  $    297,813   $  623,626


                              NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENT OF EQUITY (UNAUDITED)
                                AS  AT  March  31,  2004





                          RETAINED     ACCUMULATED
                          ADDITIONAL    EARNINGS       OTHER
                          PER SHARE     COMMON         STOCK        PAID-IN        (ACCUMULATED   COMPREHENSIVE
                          AMOUNT        SHARES         AMOUNT       CAPITAL       DEFICIT)        LOSS             TOTALS


Balances, June 30, 2003.   18,429,444   $      1,843   $ 1,867,402  ($1,190,495)  $      11,519   $      690,269


Comprehensive Loss .                                                                  .       (7,138)        (7,138)

Net Loss for Period
 Ended Sept. 30, 2003. .                                                                     (4,263)        (4,263)


Balances, September 30
, 2003                                    18,429,444         1,843    1,867,402      (1,194,758)           4,381   678,868

Comprehensive Loss . . .                                                                    (7,619)        (7,619)

Issuance of Shares
 for Services Rendered
, Oct. 2003. . . . . .    0.06       1,112,000           111         61,889                                      62,000

Net Loss for Period
 Ended Dec. 31, 2003 . .                                                              (75,279)       (75,279)


Balances, December 31,
                                 2003     19,541,444         1,954    1,929,291      (1,270,037)        (3,238)  657,970


Comprehensive Loss . . .                                                                        200            200


Issuance of Shares
 for Purchase of
Intellectual Properties.  $        0.20              72,605,776         7,261   14,513,894                 14,521,155

Net Loss for Period
Ended March 31, 2004 . .                                                                   (35,988)       (35,988)

Balances, March 31, 2004   92,147,220   $      9,215   $16,443,185  ($1,306,025)        ($3,038)  $   15,143,337


                            NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                AS  AT  March  31,  2004

NOTE  1  -  BASIS  OF  PRESENTATION  AND  FORMATION  AND BUSINESS OF THE COMPANY

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the company's financial position at March 31 2004, the results of operations for the three months ended March 31, 2004. operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The information contained should be read in conjunction with audited financial statements as of June 30, 2003 New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the state of Nevada under the name Shopoverseas.com, Inc. on July 10, 2000 the name was changed to New Medium Enterprises, Inc. The financial statements reflect the name New Medium Enterprises throughout. as of the March 31, 2004 The Company is considered a Development Stage Company.

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

NOTE  3-INVESTMENT  IN  INTELLECTIAL  PROPERTY

On January 13, 2004, the Company acquired the business and all of the intellectual property assets pertaining to a new and emerging High Definition Successor technology to DVD., known as RMD, (REFLECTIVE MULTI- LAYER DISC) from MULTIDISK LTD. AND TRIGM INTERNATIONAL, S.A.
Additionally, the Company entered into a long term agreement with a specialized Scientific Development Team to conduct the R&D activities and development of the prototypes and technologies acquired.

                           PAGE 7
In connection with the above acquisition the company issued 72,605,776 shares of its stock valued at $14,521,155 to the shareholders of Multidisk and TriGM. The company paid an additional $306,000 for the following uses: Legal Fees $21,500, Brokerage. $25,000, Research $3,250, Patent Fees, $2,000, Past obligations of MultiDisk, $84,000 and $120,000 for R&D activities. which have been capitalized. part of these funds ($150,000) were allocated to Machinery and Equipment which was capitalized and will be depreciated once the equipment is placed in service

In connection with the acquisition, the company has agreed to undertake future payments of $174,000 after the successful raising of an additional $500,000.

NOTE  4

CAPITALIZATION:

The Company raised the authorized common shares from 100,000,000 to 200,000,000 shares.


2001  STOCK  OPTION  PLAN:

On January 14, 2004, pursuant to the 2001 Stock Option Plan, the granted stock options to various officers and directors as follows: 5,000,000 stock options granted to Ethel Schwartz, CEO options are exercisable at .045, valid until 2008. 2,000,000 stock options granted to Eva Beilus, secretary & v.p. options are exercisable at .045. options are valid until 2008. 1,000,000 stock options granted to Hyman Schwartz, director. options are exercisable at .045. options are valid until 2008.

TRANSFER BY WARRANT HOLDERS PURSUANT TO THE 2001 STOCK OPTION PLAN OF 37.5% OF WARRANTS UNDERLYING THE 2001 STOCK OPTION PLAN, TO THE SELLER.

To induce the sellers to enter into an Asset Purchase Agreement the option holders agreed to transfer to the seller and/or their designees, on a pro-rata basis an aggregate of 37.5% of the warrants issued to each, underlying the 2001 stock option plan. accordingly the option holders position following the transfer will be as follows:

OPTION  HOLDER
2001 STOCK OPTION PLAN TRANSFERRED POSITION AFTER OPTION HOLDERS ORIGINAL ISSUANCE TO SELLER CLOSING

ETHEL  SCHWARTZ     5,000,000     1,875,000     3,125,000
---------------     ---------     ---------     ---------
EVA  BEILUS     2,000,000     750,000     1,250,000
-----------     ---------     -------     ---------
HYMAN  SCHWARTZ     1,000,000     375,000     625,000
---------------     ---------     -------     -------



NO  STOCK  OPTIONS  WERE  GRANTED  FOR  2002,  AND  2003

2004  STOCK  OPTION  PLAN:

The 2004 Stock Option plan allows the aggregate issuance of 5,000,000 Warrants underlying the common shares which will be issued to both employees and scientists working on the development.

NOTE  5-  LIQUIDITY  &  PROFITABILITY

As reflected in the accompanying Financial Statements, the Company incurred a loss for the current period and expects to incur a loss in the next fiscal period. Based upon the cash utilization rate and the plans for joint ventures and acquisitions, it is management's opinion that the current capital base would be insufficient to maintain the company for at least the following year.

NOTE  6  -INCOME  TAXES

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards no. 109 , (sfas 109) " Accounting for Income Taxes." under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under sfas 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. a valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company established a 100% valuation allowance equal to the net deferred tax assets, as the company could not conclude that it was more likely than not that the deferred tax asset would be realized

NOTE  7-ACCRUED  EXPENSES

Accrued  expenses  consist  of  Professional  and  Office  expenses.


NOTE  8-COMMITMENTS  AND  CONTINGENCIES


The  company  is  currently  occupying  the  office  of its CEO rent free.


LEGAL  PROCEEDINGS

There are no material legal proceedings to which the company is a party to or which any of their property is subject.




MANAGEMENT  DISCUSSION  & ANALYSIS:

On January 13, 2004, with the consent of 78% of the shareholders, we acquired the business and all of the intellectual property assets pertaining to a new and emerging High Definition format known as RMD, (Reflective Multilayer Disc) RMD is a Successor technology to the current DVD format and is designed for High Capacity,High Definition Videos. Complete details about the acquisitions have been filed in our January 20, 2004 8K report.

Additionally, we entered into a long term agreement with a specialized Scientific Development Team to conduct the R&D activities and development of the prototypes and technologies acquired.

The RMD format is a High Definition proprietary format under development, based on an integration of concepts and inventions made independently by groups of scientists in several European countries, many of which have extensive experience with a multitude of past and present formats of optical storage and in particular with multiplayer optical structures. The technology is designed to usher in High Definition TV and High Capacity, Next Generation Discs capable of substantially exceeding current capacity of 4.7gb one layer DVD with later generations up to 100GB.

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

AGREEMENT # 1 ON JANUARY 13, 2004, We executed an agreement to acquire all the assets of Multidisk Ltd. in exchange of the issuance of 38,557,777 shares of our
common shares.   Multidisk, is a high capacity optical media and next
generation data storage company that holds certain intellectual property assets pertaining to the new emerging proprietary Reflective Multilayer Disc, RMD format.

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


AGREEMENT # 2: in a separate transaction on January 13, 2004, we executed an agreement to acquire all of the RMD intellectual property held assets held by TriGM International S.A.. in exchange of the issuance of 27,792,999 shares of Our common stock. TriGM International S.A.. holds all of the complementary intellectual property assets pertaining to the technologies of the RMD format.

In connection with the acquisition, we have agreed to undertake future payments of $87,000 after we raise accrued amount of $500,000.

AGREEMENT # 3 ON JANUARY 13, 2004, We executed a long term Scientific Development Agreement with P.G. Engineering S.A.. in exchange of the issuance of 6,255,000 to PG Engineering and/ or their designees. P.G. Engineering S.A.. consists of a unique scientific and entrepreneurial team with many years of experience in optical storage media development and specifically with properties of multi-layer optical structures. In accordance to the agreement, R&D activities will be designated to P.G. Engineering. The overall management will be carried out from our company's headquarters in New York. We will provide initial funding of $302,000 out of our available funds and we will be responsible for the overall direction of the project. All intellectual property, patents, equipment, know-how, and products will belong without exception to us.

SUMMARY  OF  CONSIDERATIONS  PAID:
AGGREGATE  COMMON  SHARES  ISSUED  TO  ABOVE  PARTIES                72,605,776

AGGREGATE  FUNDS  ALLOCATED  FOR  REPAYMENT  OF
LOAN  AND  BROKER  FEES  AND  FUTURE  OPERATIONS  &  DEVELOPMENT      $589,500

AGGREGATE  FUTURE  PAYMENTS  TO  BE  MADE:                              $174,000

SEE  ALSO    -2001  & 2004 STOCK  OPTIONS  PLANS

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

To induce the sellers to enter into an asset purchase agreement with our company, all of the option holders of our 2001 stock option plan agreed to transfer to the seller and/or their designees, on a pro-rata basis an aggregate of 37.5% of the warrants issued to each, underlying the 2001 stock option plan. See Also Notes to Financial Statements.

                       PAGE 11
CHANGE  IN  MANAGEMENT  &  CONTROL:

THE  FOLLOWING  CHANGES  WERE  MADE  TO  THE  MANAGEMENT  TEAM.

ETHEL SCHWARTZ, our Chairman and CEO will remain in her current position on an interim basis for the foreseeable future.

With the consent of 78% of the shareholders, the following additional officers were appointed

FRED  JUNG  ABBOU,   PRESIDENT
DR.  ALEX  LIBIN     CHIEF  OPERATIONS  OFFICER
YEHUDIT  HIRSCH      CORPORATE  SECRETARY

With the consent of 78% of the shareholders, the following additional Directors were elected to the board of directors.

FRED  JUNG  ABBOU,   DIRECTOR
DR.  ALEX  LIBIN     DIRECTOR


In accordance to the acquisition agreements, the following officers have resigned from their current positions and will relinquish their board seats:

HYMAN  SCHWARTZ
EVA  BEILUS


PART  II  OTHER  INFORMATION
ITEM  1   LEGAL  PROCEEDINGS
  -  NONE
ITEM  2   CHANGES  IN  SECURITIES
 -  NONE
ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES
 -  NONE

ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
VOTE  BY  CONSENT  OF  SHAREHOLDERS:
Via consent of 78% of the shareholders of New Medium Enterprises, Inc., the following items have been voted upon on and consented to on January 14, 2004:

(i) acquisition of the assets of Multidisk, Ltd as reflected in the agreement dated January 5th, 2004;

(ii) Entering into a service agreement with P.G.. Engineering S.A.. as reflected in the agreement dated January 6th, 2004;

(iii) Acquisition of the assets of TriGM International as reflected in the agreement dated January 6th, 2004;

(iv) The amendment of our certificate of incorporation to increase the authorized shares of the company from 100,000,000 to 200,000,000 million shares;

(v)  The  approval  of  the  2001  stock  option  plan

(vi)  The  approval  of  the  2004  stock  option  plan.

(VII)   Election  of  the  following  Directors:
         ETHEL  SCHWARTZ,  CHAIRMAN  &  CEO
         FREDRIK  JUNG  ABBOU,  PRESIDENT,  DIRECTOR
         DR.  ALEX  LIBIN,  CHIEF  OPERATIONS  OFFICER,  &  DIRECTOR
ITEM  5   OTHER  INFORMATION
 -  NONE
ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -
2.     ON  JANUARY  13,  WE  FILED  AN  8K  REPORT
3.     ON  JANUARY  20,  WE  FILED  AN  8K  REPORT
AT March 31, 2004, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $317,210 WHILE CURRENT LIABILITIES AMOUNTED TO $5,200.
   SIGNATURE
                                   SIGNATURES


in accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEW  MEDIUM  ENTERPRISES,  INC.
                                       BY:  /S/  ETHEL  SCHWARTZ
                                      CEO,  TREASURER AND Chairman