Form 10KSB
period 2004-06-30
NEW MEDIUM ENTERPRISES INC
filed 2004-09-13
CIK 1126983

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended June 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ------  To:  ------

Commission  file  number:  333-51880



                          NEW  MEDIUM  ENTERPRISES,  INC.
                 (Name  of  Small  Business  Issuer  in  its  Charter)

                Nevada                                 13502174

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

                                            ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. As of trade date June 30, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,824,658.

(See  definition  of  affiliate  in  Rule  405).


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

  Yes  No - N.A.





                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common  Stock,  $.0001  par  value             98,372,220
---------------------------------     ---------------------------
     (Title  of  Class)               (Shares  outstanding  at
                                             September   2004  )

         NEW MEDIUM ENTERPRISES, INC. FORM 10-K FOR THE YEAR ENDED June 30, 2004


                                INDEX                                      Page
                              -----                                      ----





ITEM: 1   BUSINESS:. . . . . . . . . . . . . . . . . . . . . . . . .   3
ITEM  2:  DESCRIPTION  OF  PROPERTY. . . . . . . . . . . . . . . . .   4
ITEM  3:  LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . .   4
ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE . . . . . . . . . . .   4
ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  STOCK . . . . . . . . .   5
ITEM  6.  SELECTED  FINANCIAL  DATA: . . . . . . . . . . . . . . . .   5
ITEM  8.  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . .   5
ITEM  7   MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION      6
ITEM  9.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURES   7
ITEM  10. DIRECTORS  AND  EXECUTIVE  OFFICERS . . . . . . . . . . .    8
ITEM  11. EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . .      9
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS: . . . .   10
ITEM 13:  CERTAIN  RELATIONSHIPS  &  RELATED  TRANSACTIONS: . . . . . 11
ITEM 14:  SUBSEQUENT  EVENTS: . . . . . . . . . . . . . . . . . . . . 11
ITEM 15   EXHIBITS & FINANCIAL STATEMENTS. . . . . . . . . . . . . .  11
ITEM 16:  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .  21








Item:  1  Business:

  We were incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.


Our company was founded for the purpose of developing and implementing various internet related activities, all of these activities have since been suspended.

On January 13, 2004, with the consent of 78% of the shareholders, we acquired the business and all of the intellectual property assets of a new and emerging DVD format known as MVD, (Multilayer Video Disc). Concurrently, we entered into a long term Agreement with a specialized Scientific Development Team to conduct the R&D activities and development of the technologies acquired.

  We have discontinued all our internet, and wireless businesses and are focusing all of our resources to developing our proprietary MVD prototypes and pipeline of products as our core business. We are now positioned in the Optical Disc Storage sector, a huge and growing segment of the data storage market, of which DVD formats have an effective monopoly presently. This sector of the storage market is currently undergoing a cycle of change precipitated by the emergence of high definition TV into the marketplace.

Our MVD technology is designed to usher in high definition TV and high capacity, next generation DVD discs capable of exceeding current capacity of 4.7GB one layer DVD by ten fold, with later generations up to 100GB. MVD is precisely the same size and thickness as DVD, however, while DVD technology is limited to a maximum of two data layers on a disc, MVD provides the ability to place up to 20 layers on a single disc with no quality loss in the content stored. Through multi layering, we are able to dramatically increase the disc storage capacity. Each layer adds approximately 5GB's of memory over a standard DVD disc. While storing 100GB on an MVD disc is certainly feasible, the initial MVD products will be more modest; in the range of 20 GB and 30 GB discs & players. We believe that such disc capacities will more than satisfy the HD market for the next several years.

Our  Products  and  Services

As of June 30, 2004, we were completing the development of the initial pre-industrial prototype with storage capacity of approximately 15GB. See Also Subsequent Events.

First  Generation  Products  ROM  (pre-recorded)

First generation products are compatible with the present DVD technologies and inexpensive commercial red lasers. Nevertheless, we believe their characteristics are superior to the ANOUNCED FUTURE "blue" ROM DVD products under development. MVD-HDTV ROM (pre-recorded), 120mm polycarbonate 1.2 mm thick single-sided disc. Total capacity of 18GB-36GB. Variable bit rate 18 Mbs-60Mbs. Main applications - High Definition TV (1080i, 1080p and 720p standards) and Digital Cinema

Second  Generation  Products

MVD HDTV ROM (pre-recorded), 120 mm polycarbonate 1.2 mm thick double sided disc. Total capacity over 70GB. Main application- Digital Cinema.

MVD - R (recordable), 120 mm polycarbonate 1.2 mm thick single sided disc. Total capacity-16GB-32GB.

Third  generation  Products.

At the time when the blue laser technology becomes cheap and reliable we shall start manufacturing "MVD-Blue" 10- layer and 20- layer MVD. It means up to 200 GB capacity for a 120 mm discs, as compared with 30 GB capacity of the "blue" pre-recorded discs theoretically promised (by Toshiba and Nec).

Item  2:  Description  Of  Property

In order to preserve our capital, our company's president, Ethel Schwartz, has agreed to provide office space to our Company at her home office. Ethel does not charge the company for rent and has no plans to do so in the future. Also Dr.
Libin, our Chief Operations Officer, agreed to use his office in Tel Aviv for the purpose of Company operations, at no charge to us.

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

(iv) The amendment of NMEN's Certificate of Incorporation to increase the authorized shares of the company from 100,000,000 to 200,000,000 million and to lower the par value to .0001 cents per share.

(v)  The  approval  of  the  2001  stock  option  plan

(vi)  The  approval  of  the  2004  stock  option  plan.

(vii)   Election  of  the  following  Directors:
         Ethel  Schwartz,  Chairman  &  CEO
         Fredrik  Jung  Abbou,  President,  Director
         Dr.  Alex  Libin,  Chief  Operations  officer,  &  Director

See  Also  "Subsequent  Events".

                                    PART  II


Item  5.  Market  for  Registrant's  Common  Stock


On April 20, 2001, the Company's registration statement was rendered effective by the SEC. The Company's common stock has been listed on the NASD OTC Bulletin Board with the symbol of NMEN. Shares have been trading in the following ranges during the fiscal year ending June 30, 2004.



FISCAL  YEAR  ENDING  June  30,  2003

     Quarter           Low   High
---------------------  ----  ----


First                   .02   .02
Second                  .04   .36
Third                   .16   .35
Fourth                  .25   .41




The  company  has approximately 151 shareholders.


Item  6.  Selected  Financial  Data:

  The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2004 and June 30, 2003 and were audited by Nachman Blumenfrucht.



June  30,    June  30,
                                 2004        2003
---------  ----------

Income  from  Operations     $0                 0
Total Current Assets. . . . . .           143, 147  696,794
-------------------------------  ----------------  -------
Other Assets. . . . . . . . . .                 0        0
-------------------------------  ----------------  -------
Total Assets. . . . . . . . . .        15,147,078  696,794
-------------------------------  ----------------  -------
Total Current
Liabilities . . . . . . . . . .            53,314    6,525
-------------------------------  ----------------  -------
Total Stockholders
Equity. . . . . . . . . . . . .        15,093,764  690,269
-------------------------------  ----------------  -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

  We are a development stage company currently engaged in the development of our proprietary technology, MVD (MultiLayer Video Discs), a next generation, high capacity high definition discs as described in the "Business" description. We have generated no revenues to date.


  The MVD products and prototypes are being developed by P.G. Engineering S.A, through a contractual arrangement entered into on January 13, 2004 in conjunction with our acquisition of the MVD Assets,

  PG Engineering Inc. consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multi-layer technology. We have entered into a long term Agreement with PG Engineering for the development of the prototypes and products. All intellectual property, patents, equipment, know-how and products developed by P.G. Engineering S.A. belong without exception to us. The components of MVD are outsourced at the labs of several European and U.S. locations while we are also considering other suitable arrangements. The integration of prototypes and porting of the content in a format proprietary for MVD is anticipated to be done in the US. The IP of MVD, including all know-how, was and will be assigned to, and owned by us.

  The overall management of our Company is carried out from our headquarters in New York


  As of June 30, 2004 we were completing the initial first-generation product prototype of prerecorded 120 mm Red Laser 15GB MVD (Multilayer Video Disc), providing 150 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. We anticipate that by late 2004 it will achieve six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single MVD Player.

The company's plans for 2005-2007 include building cost-effective red laser MVD-ROM and MVD-R (recordable) systems with up to 50GB storage capacity for HDTV and Digital Cinema. At the same time the company plans to begin developing Blue Laser MVD with 200GB capacity on each disc for high-end Digital Cinema and Video-On-Demand (VOD) applications. We have budgeted for our business for the period until the initial prototype is produced. See also "Subsequent Events." As of January 13, 2004, the date in which the acquisitions were consummated, we had available for our operations post acquisition, the sum equal to $287,500.00 of which $84,000 was utilized to extinguish the Visson Loan and to repay expenses they paid on behalf of MutliDisc $25,000 to the broker. The balance of $178,500 was allocated for administrative functions & development related services.

  In addition, we had available in cash held in a segregated account of New Medium Enterprises, Inc. the sum of $302,000. This sum was utilized for the actual development of the prototype.

  We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of June 30, 2004 no agreements have been undertaken to obtain any funding. The warrants are exercisable at price ranges from $.25 per share to $1.50 per share. The company does not expect that warrants will be exercised if the prevailing price of the stock at such time of exercise is below or at the exercise price.

On March 15, 2004, we made an offer to all of the Series A warrant holders to lower the exercise price from $1.50 to .25 cents to those warrant holders who agree to assign six out of seven of their Series A warrants to certain parties in lieu of compensation for professional services to be rendered to us. A total of 1,300,000 warrants out of the 6,090,000 were lowered from $1.50 to .25 cents as a result.

  On July 18, 2003 the board of directors voted to extend the Series A, B, C, D, E warrants until July 2005. Accordingly all of the warrants have been extended.

  From the inception of our Company, Ethel Schwartz has not been paid any cash salary. She has, however, been compensated in company shares issued to her based on the fair market value for restricted stock at the time of the issuance, in lieu of cash salaries for services rendered to the Company as follows:


Services  Period  Compensation


FROM:  TO:    *FMV       PRICE   SHARES

8-99.  10-01  $150,000  .03375  4,444,444
10-01  10-02    50,000    .025  2,000,000
10-02  12-03    62,000   .0559  1,112,000

* Fair Market Value

  As of January 13, 2004 in conjunction with consummating the acquisitions, we named Fredrik Jung Abbou as President. On June 25, 2005, Fredrik Jung Abbou has resigned as president of our company. Ethel Schwartz has resumed the title of president in addition to her role as CEO

Item  8.  Financial  Statements


          Attached

Item  9.  Disagreements  on  Accounting  and  Financial  Disclosures

          None

                                    PART  III

Item  10.Directors  and  Executive  Officers

       The  Company  has  Directors  and  Officers  as  follows:

Directors  and  Executive  Officers




Name            Age           Position
-------------------  ---  --------------------------

     Ethel Schwartz   54  President, Chief Executive
                          Officer,  and
                          Director

     Dr. Alex Libin   60  Chief Operations Officer

                          And Director

     Yehudit Hirsch   28  Secretary


CHANGE  IN  MANAGEMENT  &  CONTROL:

Concurrent with the acquisition, the following changes were made to the management team. Ethel Schwartz, our current President and CEO remains in her current position on an interim basis for the foreseeable future. In the future, when we are technically advanced and financially capable, it is contemplated we will seek to recruit an industry heavyweight for the position of CEO,

The following additional  officers  have  been  appointed.

Dr.  Alex  Libin  Chief  Operations  Officer

Yehudit  Hirsch  Corporate  Secretary

Fredrik Jung Abbou, President.  Fredrik resigned on June 25, 2004.



RESIGNATION  OF  ORIGINAL  DIRCTORS:


As part of the Acquisition Agreements, the following officers have resigned from their current positions and will relinquish Their Board seats:

Hyman  Schwartz
Eva  Beilus

DIRECTORS  AND  EXECUTIVE  OFFICERS

 Name  Age  Position
-------------------  ---  --------------------------

Ethel  Schwartz  54  Chief  Executive  Officer,  President,  Director
Dr.  Alex  Libin 60  Chief  Operations  Officer,  Director
Yehudit  Hirsch  28  Corporate  Secretary

INFORMATION  CONCERNING  OFFICERS  &  DIRECTORS:

  ETHEL SCHWARTZ: CEO, PRESIDENT, & DIRECTOR: (age 54) Ethel will remain as CEO of our company on an interim basis for the foreseeable future. Ethel has been President, Chief Executive Officer, Treasurer and founder of our company at its inception. Since March 1996, Ethel has been an officer and director of Hyett
Capital Ltd which is currently engaged in mergers and acquisitions, & consulting. She is currently employed with Grand Capital Corp. on a part-time basis as a stockbroker where she devotes less than 3 hours per month in her employment.

  DR. ALEXANDER LIBIN: CHIEF OPERATIONS OFFICER & DIRECTOR: Dr. Libin has acted in the capacity of Chief Operations Officer of our company since January 13, 2004. Since 2002, Dr. Libin has been the Co-Director for Sciences, at the Israel
Interuniversity  Center  for  Academic  Cooperation with CIS, Hebrew University,
Jerusalem,  Israel.  From  1998-2002,  he  has  been a Senior Vice-President for
International  Management  and  System  Integration,  Memory  Devices 1966 Ltd.,
Rehovot  , Israel. From 1995-1998 he was Senior Advisor for Russian Affaires, at
The  Prime  Minister's  Office,  Tel-Aviv  Israel. From 1991-1995 he served as a
Secretary, in the Israeli Embassy in Moscow. Dr. Libin brings substantial experience in operations, science and technology, with demonstrated ability to pick major technological issues as prime target and to pursue the transformation of innovative technological ideas into a working final product. Dr. Libin is the father of Yehudit Hirsch.


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

Item  11.  Executive  compensation


EXECUTIVE  COMPENSATION  HISTORY:

  From the inception of our Company, Ethel Schwartz has not been paid any cash salary. She has, however, been compensated in company shares issued to her based on the fair market value for restricted stock at the time of the issuance, in lieu of cash salaries for services rendered to the Company as follows:

Services  Period  Compensation






FROM:  TO:    FMV       PRICE   SHARES
8-99.  10-01  $150,000  .03375  4,444,444
10-01  10-02    50,000    .025  2,000,000
10-02  12-03    62,000   .0559  1,112,000

  The issuance of these shares, and the stock options described below, constitutes the only compensation Ethel has received from our company since its inception.
Stock  Options

  We did not grant stock options in 1999. Likewise we have not granted stock options in 2000.

2001  STOCK  OPTION  PLAN:

On January 14, 2004, via consent of 78% of the shareholders of our Company the 2001 Stock Option Plan was ratified. Pursuant to our 2001 stock option plan, we granted stock options to various officers and directors as follows:

  5,000,000 stock options granted to Ethel Schwartz, CEO. Options are exercisable at .045. which is the fair market price on the day the options were granted. Options are valid until 2008.

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

  Option Holder 2001 Stock Option Plan Transferred Position After Option Holders
Original  Issuance  To  Seller  Closing


Original  Options        Transferred    Options Remaining






Ethel Schwartz  5,000,000  1,875,000  3,125,000
--------------  ---------  ---------  ---------
Eva Beilus . .  2,000,000    750,000   1,250,000
--------------  ---------  ---------
Hyman Schwartz  1,000,000    375,000    625,000
--------------  ---------  ---------  ---------




We  did  not  grant  any  stock  options  for  2002,  and  2003.

2004  STOCK  OPTION  PLAN:

  The 2004 Stock Option plan allows the aggregate issuance of 5,000,000 Warrants underlying the common shares which will be issued to both employees and scientists working on the development. The portion of the plan is a necessary adjunct to the budget we have allocated for PG Engineering to provide incentives to the specialized scientists who will be developing the technology. The portion related to employees will utilized in lieu or in addition to salaries or other compensation as the Board of Directors believe is consistent with the Boards Executive Compensation Policy. On April 24, 2004, the Board of Directors voted to price the option on the fair market value as of April 24, 2004, which was .25 cents per share.

FUTURE  EXECUTIVE  COMPENSATION:

  We have not entered into any employment agreements with any of our executive staff for future compensation accept for a consultancy fee of $3,000 per month to Dr. Alex Libin.

Item 12. Security Ownership of Certain  Beneficial Owners:

  The following table describes, beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT REFLECTING THE ACQUISTIONS

Identity  of Stockholder Percentage of Or Entity Shares Owned Shares Owned   (1)





Ethel Schwartz . . .  12,534,444      (2)    14%
--------------------  ----------  -------  -----
SOUTHWARK PROPERTIES   6,009,778  (3) (4)  .065%
--------------------  ----------  -------  -----
May Ltd. . . . . . .  23,304,249  (3) (4)    25%
--------------------  ----------  -------  -----
TriGM International.  22,442,999      (5)    24
--------------------  ----------  -------  -----
All Officers &
Directors. . . . . .  12,534,444      (2)    14%
--------------------  ----------  -------  -----



  1) Pursuant to the rules and regulations of the securities and exchange commission, shares of common stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.


  (2) Includes 8,484,444 common shares owned by Ethel Schwartz, CEO. Additionally Hyman Schwartz, a director of our company prior to the acquisitions owns 300,000 common shares. In addition Ethel Schwartz owns 3,125,000 warrants underlying the 2001 stock option plan, and Hyman owns 625,000 of the warrants underlying the 2001 stock option plan. Hyman is Ethel's spouse.

  (3) (4) Ann Kellgren has controlling interest and is the beneficial owner of all of the shares for both May Ltd. and Southwark Properties. Ann was an original investor in MultiDisc, Ltd.

  (5) Sergei Litvak is the authorized signatory and has controlling voting power of of 29% of Tri GM International and has voting agreements with holders of additional 24.5% of their shares.

Item 13: Certain  Relationships  &  Related  Transactions:

  In accordance to the acquisition agreement with MultiDisk, we were required to repay a loan to Visson at closing for the amount of $84,000, which included a loan of $77,500 plus additional expenses incurred by Visson on behalf of MultiDisk prior to the consummation of the acquisition. Victor Danenza, the spouse of Ann Kellgran, a company affiliate, is a substantial beneficial owner of Visson. Furthermore, in accordance to our Agreement with MultiDisk, a sum of $87,000 is owed to May Ltd., which we are required to pay after the Company raises $500,000. May Ltd is an affiliate of our company and Victor Danenza has a substantial beneficial ownership in May Ltd.

Item  14: Subsequent  Events:

  On July 15, 2004, the Company announced successful completion of its first-generation product prototype of prerecorded 15GB MVD (Multilayer Video
Disc), providing 150 minutes of High-Definition (1080i) Video Content in MPEG-2 format.

  On August 4, 2004, the Company issued 5,000,000 common shares to an accredited investor in exchange of $1,000,000 investment.

  On August 4, 2004, the Company named Irene Kuan as Treasurer, and Chairman. See information about Irene Kuan below.

  On August 6, 2004 the Company entered into a Consulting Agreement with Business Plans Ltd. for consulting services pertaining to strategic planning, business management, marketing, strategic alliances, and industry contacts. The company paid a fee of $75,000 and issued 875,000 common shares which shares are subject to demand registration.


Information  about  Irene  Kuan

  IRENE KUAN, TREASURER, & CHAIRMAN: Irene Kuan was appointed Chairman and Treasurer effective August 4, 2004. Irene is a qualified accountant and has more than 20 years experience in the accounting profession in the United Kingdom. She has vast experience in audits of large public limited companies and has worked in the Insurance, Investments, Property and Retail Management industries. From November 2003 to the Present she has been employed by Visson Technologies U.K as Finance Director. From May 2003 until November 2003 she was on a Sabbatical. From August 2, 2002 to May 2003, she was employed as an accountant and financial consultant to Euromaz Group. From April 2002 to until August 2002 , she was self employed in Real Estate renovation. From December 2001 to April 2002 Irene was employed by Hardy Underwriting Group where she served in a finance operations capacity. From April 1991- November 2001 she was employed by Arig Insurance company Limited from in an Accounting & operations capacity. She has worked at management level in the United Kingdom for the last 8 years and is now at Board management, holding several finance directorship of UK companies, including a public company. Irene will manage the company's finances and will contribute towards the company's future expansion plans. Irene currently hold finance directorship in the following companies: Silicon Valley Plc, Visson Displays Limited, HD Clearview Limited, Siptelcom Limited Wilton Business Solutions Limited, & Wilton Claims Ltd.

Item 15 Exhibits & Financial Statements on Form 8K

8K  1-20-2004  Acquisition and related documents
8K  7-1-2004   Resignation of Officer
8K  8-9-2004  $1,000 investment



                             N. Blumenfrucht CPA PC
                              1040 East 22nd Street
                             Brooklyn New York 11210
                               Tel.- 718-692-2743
                                Fax -718-692-2203





The  Board  of  Directors  and  Stockholders
New  Medium  Enterprises,  Inc.


We have audited the accompanying balance sheets of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the period August 2, 1999 (inception) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc as of the June 30, 2004 and 2003 and the results of its operations and its cash flows for the period August 2, 1999 through June 30, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has had no significant income since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Brooklyn  New  York
August  28,  2004

                             New Medium Enterprises, Inc.
                          A Development Stage Company
                                  Balance Sheet
                              For the Period Ending
                                  June 30, 2004




ASSETS                                                                            JUNE 30, 2004    JUNE 30, 2003
-------------------------------------------------------------------------------  ---------------  ---------------


CURRENT ASSETS
-------------------------------------------------------------------------------
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $      103,930   $      557,894
-------------------------------------------------------------------------------  ---------------  ---------------
   Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,540          138,900
-------------------------------------------------------------------------------  ---------------  ---------------
  Prepaid  expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,667                0
-------------------------------------------------------------------------------  ---------------  ---------------
          Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .  $      143,137   $      696,794
-------------------------------------------------------------------------------  ---------------  ---------------

   Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .         158,040                0
-------------------------------------------------------------------------------  ---------------  ---------------
       less: Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .         (31,608)         126,432
-------------------------------------------------------------------------------  ---------------  ---------------    -  -
   Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0                0
-------------------------------------------------------------------------------  ---------------  ---------------
   Web site development costs/ Software Asset . . . . . . . . . . . . . . . . .               0                0
-------------------------------------------------------------------------------  ---------------  ---------------
   Intellectual property. . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,877,509                0
-------------------------------------------------------------------------------  ---------------  ---------------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,147,078   $      696,794
-------------------------------------------------------------------------------  ===============  ===============



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


CURRENT LIABILITIES
-------------------------------------------------------------------------------
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       53,314   $        6,525
-------------------------------------------------------------------------------  ---------------  ---------------
   Due to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0                0
-------------------------------------------------------------------------------  ---------------  ---------------
          Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .  $       53,314   $        6,525
-------------------------------------------------------------------------------  ---------------  ---------------

COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued            -----            -----
-------------------------------------------------------------------------------  ---------------  ---------------
  Common stock, $.0001 par value , Authorized 200,000,000
-------------------------------------------------------------------------------
  & 100,000,000 shares;  Issued & outstanding  92,147,220 & 18,429,444 shares .           9,215            1,843
-------------------------------------------------------------------------------  ---------------  ---------------
  Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .      16,443,185        1,867,402
-------------------------------------------------------------------------------  ---------------  ---------------
  Accumulated other comprehensive  gain (loss). . . . . . . . . . . . . . . . .         (11,658)          11,519
-------------------------------------------------------------------------------  ---------------  ---------------
  Deficit accumulated during the development stage. . . . . . . . . . . . . . .      (1,346,978)      (1,190,495)
-------------------------------------------------------------------------------  ---------------  ---------------

          Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .      15,093,764          690,269
-------------------------------------------------------------------------------  ---------------  ---------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . .  $   15,147,078   $      696,794
-------------------------------------------------------------------------------  ===============  ===============


                         New  Medium  Enterprises,  Inc.
                          A  Development  Stage  Company
                            Statement  of  Operations
                                For the Period Ending
                                    June 30, 2004









                                                 ACCUMULATED
                                               ---------------
                                                FOR THE YEAR     FOR THE YEAR        FROM INCEPTION
                                               ---------------  ---------------  ----------------------
                                                    ENDED            ENDED        (AUG.  2, 1999) THRU
                                               ---------------  ---------------  ----------------------
                                                JUNE 30, 2004    JUNE 30, 2003       JUNE 30, 2004
                                               ---------------  ---------------  ----------------------


REVENUES. . . . . . . . . . . . . . . . . . .  $            0   $            0   $               1,291
---------------------------------------------  ---------------  ---------------  ----------------------


OPERATING EXPENSES
---------------------------------------------
  General   and administrative. . . . . . . .          94,460           55,222                 605,643
---------------------------------------------  ---------------  ---------------  ----------------------
  Research and Web Site development costs . .               0            3,275                 562,577
---------------------------------------------  ---------------  ---------------  ----------------------
  Officer's compensation. . . . . . . . . . .          62,000           50,000                 262,000
---------------------------------------------  ---------------  ---------------  ----------------------
  Loss on disposition of fixed assets . . . .               0           16,345                  16,345
---------------------------------------------  ---------------  ---------------  ----------------------
  Depreciation. . . . . . . . . . . . . . . .          31,608                0                  49,058
---------------------------------------------  ---------------  ---------------  ----------------------

     Total operating expenses . . . . . . . .         188,068          124,842               1,495,623
---------------------------------------------  ---------------  ---------------  ----------------------

      Income (loss) from operations . . . . .        (188,068)        (124,842)             (1,494,332)
---------------------------------------------  ---------------  ---------------  ----------------------

OTHER INCOME
---------------------------------------------
  Investment income . . . . . . . . . . . . .          31,585            6,349                 147,354
---------------------------------------------  ---------------  ---------------  ----------------------

     Loss before income taxes . . . . . . . .        (156,483)        (118,493)             (1,346,978)
---------------------------------------------  ---------------  ---------------  ----------------------

Income tax benefit. . . . . . . . . . . . . .               0                0                       0
---------------------------------------------  ---------------  ---------------  ----------------------

     NET LOSS . . . . . . . . . . . . . . . .       ($156,483)       ($118,493)            ($1,346,978)
---------------------------------------------  ===============  ===============  ======================

LOSS PER COMMON SHARE- Basic and Diluted. . .          ($0.00)          ($0.01)
---------------------------------------------  ===============  ===============




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      49,515,851       16,754,444
---------------------------------------------  ===============  ===============




                         New  Medium  Enterprises,  Inc.
                          A  Development  Stage  Company
                            Statement  of  Cash Flow
                                For  the  Period Ending
                                     June 30, 2004






                                                                  ACCUMULATED
                                                                ---------------
                                                                 FOR THE YEAR     FOR THE YEAR     FROM INCEPTION
                                                                ---------------  ---------------  ----------------
                                                                     ENDED            ENDED        AUG. 2, 1999-
                                                                ---------------  ---------------  ----------------
                                                                 JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004
                                                                ---------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . .       ($156,483)       ($118,493)      ($1,346,978)
--------------------------------------------------------------  ---------------  ---------------  ----------------
     Adjustments to reconcile net loss to net
--------------------------------------------------------------
       cash provided by operating activities:
--------------------------------------------------------------
          Depreciation . . . . . . . . . . . . . . . . . . . .          31,608                0            49,058
--------------------------------------------------------------  ---------------  ---------------  ----------------
          Write off of Web site development costs. . . . . . .               0                0           314,302
--------------------------------------------------------------  ---------------  ---------------  ----------------
           Stock issued for services rendered. . . . . . . . .          62,000           50,300           262,800
--------------------------------------------------------------  ---------------  ---------------  ----------------

          Changes in assets and liabilities:
--------------------------------------------------------------
             prepaid expenses. . . . . . . . . . . . . . . . .         (30,667)           1,740           (28,167)
--------------------------------------------------------------  ---------------  ---------------  ----------------
             current liabilities . . . . . . . . . . . . . . .          46,789          (22,464)           50,814
--------------------------------------------------------------  ---------------  ---------------  ----------------
             security deposit. . . . . . . . . . . . . . . . .               0            3,600                 0
--------------------------------------------------------------  ---------------  ---------------  ----------------

Net cash provided ( used)  in operating activities . . . . . .         (46,753)         (85,317)         (698,171)
--------------------------------------------------------------  ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------
     Purchase (write-off) of fixed assets. . . . . . . . . . .        (158,040)          17,445          (175,490)
--------------------------------------------------------------  ---------------  ---------------  ----------------
     Web site development costs/ Software asset. . . . . . . .               0                0          (261,402)
--------------------------------------------------------------  ---------------  ---------------  ----------------
     Investment in Intellectual property . . . . . . . . . . .     (14,877,509)               0       (14,877,509)
--------------------------------------------------------------  ---------------  ---------------  ----------------
     Investment purchased-net. . . . . . . . . . . . . . . . .         107,183         (109,218)          (20,198)
--------------------------------------------------------------  ---------------  ---------------  ----------------

Net cash provided (used) in financing  activities. . . . . . .     (14,928,366)         (91,773)      (15,334,599)
--------------------------------------------------------------  ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------
   Proceeds from sale of A,B and C units . . . . . . . . . . .               0                0         1,716,250
--------------------------------------------------------------  ---------------  ---------------  ----------------
   Offering costs-private placements . . . . . . . . . . . . .               0                0           (69,625)
--------------------------------------------------------------  ---------------  ---------------  ----------------
   Deferred offering costs-registration statement. . . . . . .               0                0           (40,000)
--------------------------------------------------------------  ---------------  ---------------  ----------------
   Issuance of shares for acquisition of Intellectual Property      14,521,155                0        14,521,155
--------------------------------------------------------------  ---------------  ---------------  ----------------
   Purchase of treasury stock. . . . . . . . . . . . . . . . .               0                0            (3,750)
--------------------------------------------------------------  ---------------  ---------------  ----------------
   Proceeds from sale of shares and warrants to various
--------------------------------------------------------------
   officers, founders and investors. . . . . . . . . . . . . .               0                0            12,670
--------------------------------------------------------------  ---------------  ---------------  ----------------
Net cash provided (used)  by financing activities. . . . . . .      14,521,155                0        16,136,700
--------------------------------------------------------------  ---------------  ---------------  ----------------
                                                                             -                -                 -
                                                                ---------------  ---------------  ----------------
NET INCREASE  (DECREASE ) IN CASH. . . . . . . . . . . . . . .        (453,964)        (177,090)          103,930
--------------------------------------------------------------  ---------------  ---------------  ----------------
Cash and cash equivalents, beginning of period . . . . . . . .         557,894          734,984                 0
--------------------------------------------------------------  ---------------  ---------------  ----------------

Cash and cash equivalents, end of period . . . . . . . . . . .  $      103,930   $      557,894   $       103,930
--------------------------------------------------------------  ===============  ===============  ================

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------
Issuance of common stock in exchange for services. . . . . . .  $       62,000   $       50,300   $       265,400
--------------------------------------------------------------  ---------------  ---------------  ----------------
Issuance of shares for acquisition of Intellectual Property. .      14,521,155                0        14,521,155
--------------------------------------------------------------  ===============  ===============  ================



                        New  Medium  Enterprises,  Inc.
                          A  Development  Stage  Company
                        Statement  of  Stockholders  Equity
                    For  the  periods  July  2002-  June  30,  2004







                                                                                  RETAINED       ACCUMULATED
                                                                   ADDITIONAL   EARNINGS          OTHER
                          PER SHARE    COMMON     STOCK        PAID-IN      (ACCUMULATED    COMPREHENSIVE

                            AMOUNT     SHARES      AMOUNT       CAPITAL       DEFICIT)          LOSS          TOTALS



Balances, July 1, 2002.         16,419,444   $  1,642   $1,817,303      ($1,072,002)        ($7,243)  $  739,700
Issuance of shares
 for services
 rendered, March  2003. $0.03   2,010,000          201       50,099                                       50,300
Comprehensive gain. . .                                                                      18,762        18,762
Net loss for period
ended June 30, 2003 . .                                                    (118,493)                     -118,493
Balances,
 June 30, 2003. . . . .         18,429,444      1,843    1,867,402        (1,190,495)        11,519      690,269
Issuance of shares to
 officer for
services rendered
Oct. 2003 . . . . .  . $0.06    1,112,000          111       61,889                                       $62,000
Issuance of shares for
 purchase of. . . . . .$0.20   72,605,776        7,261    14,513,894                                    14,521,155
Intellectual properties
Comprehensive loss. . .                                                                    (23,177)       (23,177)
-----------------------
Net loss for year
ended June 30, 2004 . .                                                   (156,483)                       (156,483)
-----------------------
BALANCES, JUNE 30
                       , 2004   92,147,220   $   9,215  $ 16,443,185   ($1,346,978)          ($11,658)   $15,093,764
                  ---------  =============  ==========  =============  ==============  ===============  ===========

New  Medium  Enterprises,  Inc.
A  Development  Stage  Company
Notes  to  Financial  Statements


                           NEW MEDIUM ENTERPRISES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS
NOTE  1  -  FORMATION  AND  BUSINESS  OF  THE  COMPANY.

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several websites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period management had decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new DVD format. It is expected to have a full prototype in the near future. As of the June 30, 2004 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.


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

Property  and  equipment

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to seven years) using the straight-line depreciation method allowed by the Internal Revenue Code.

NOTE  2  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Intangible  Assets

Intangible assets are stated at amortized cost. The Company reviews its intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


Revenue  recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2004 and 2003 there were no significant revenues.

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



NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). The Company continues to apply the accounting rules of APB No. 25 APB No. 25 measure compensation expenses on the first date at which both numbers of shares and exercise price are known. Under the Company's plans this would typically be the grant date. To the extent that the exercise price equals or exceed the market value on the date of the grant, no compensation expenses is recognized under this accounting treatment


NOTE  3-  LIQUIDITY  &  PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred losses for the current and prior periods and expects to incur a loss in the upcoming fiscal period. Based upon the cash utilization rate and in order to maintain the Company for the following year, management will have to raise additional funds through equity and or debt financing. It is management's opinion that it can raise the needed capital.


NOTE  4-  Investment  in  Intellectual  Property

On January 13, 2004, the Company acquired the business and all the intellectual property assets pertaining to a new DVD format from Multidisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of those supplies. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, part of these funds ($150,000) was allocated to Machinery and Equipment.

The asset " Investment in Intellectual Property" will be amortized over its expected life using the straight-line method starting in the period where a working prototype is available.

Additionally, in connection with this acquisition the Company has agreed to undertake future payments of $174,000 after the successful raising of additional capital in the amount of $500,000.


NOTE  5  -INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2004 the Company had a Federal and State tax net operating loss of approximately $ 991,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized


NOTE  6-  WEB  SITE  DEVELOPMENT  COSTS/  SOFTWARE  ASSET

The Company had incurred significant costs in the development of its web sites and e-commerce capabilities. Management had elected to treat all Web Site Development Costs under the guidance of the Emerging Issues Task Force (EITF). The EITF recommends following the guidelines of Statement of Position 98-1. Under SOP 98-1, software developed for internal use is capitalized during the development stage and amortized over its useful life. The costs, which were incurred by the Company, are considered application development stage costs, which are capitalized and amortized. Certain costs in the amount of $245,000 were charged to research and development expense on the statement of operations in a prior period During the period ended June 30, 2002, management had determined that the Web Site was no longer feasible and had written off the remaining balance and expensed it during that period.


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


NOTE  8-COMMITMENTS  AND  CONTINGENCIES

The Company is utilizing the home of its president as it office. It is occupying the premises rent-free.

In connection with the Multidisk Ltd. and TriGM International SA. acquisition the Company has agreed to undertake future payments of $174,000 in the event that they were successful in raising additional capital of at least $500,000. Additionally, the Company has entered in a consultancy agreement. This individual is to receive monthly payments of $3,000.

Legal  Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.






NOTE  9-  STOCKHOLDERS'  EQUITY

The Company's authorized capital stock consists of 200,000,000 shares of common stock (par value of $.0001) and 10,000,000 shares of non-voting preferred stock (par value $.001).

The original par value had been $.001 per share it In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements have been restated retroactively to recognize the new valuation

The Company offered for sale 480 "A" units, 160 "B" units and 100 "C" units of its securities.

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










NOTE  9-  STOCKHOLDERS'  EQUITY  (continued)

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

On March 31, 2003 the Company issued 10,000 shares to a consultant who had rendered services on behalf of the Company. The shares were valued at $300, which represents the fair value at the date of issuance and have been charged to the statement of operations

In October 2003 the Company issued 1,112,000 common shares to its president for services rendered. These shares were valued at $62,000, which represents the fair market value of the shares at the date of issuance. The statement of operations was charged in the current period for this amount

In January 14, 2004 the Company voted to raise the authorized common shares from 100,000,000 to 200,000,000 and changed the par value to $.0001 per share.

In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of Multitask and TriGMThese shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price from $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties involved in the abovementioned acquisition. These warrants were transferred in lieu of compensation for services rendered. A total of 1,300,000 warrants were transferred.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock



NOTE  10-SUBSEQUENT  EVENTS

On July 18, 2003 the Board of Directors voted to extend the Series A,B,C,D and E warrants until July 2005.

In August 2004 the Company issued 5,000,000 common shares to an individual in exchange for $1,000,000.

In August 2004 the Company entered into a consulting agreement for consulting services. The company paid a fee of $75,000 and issued 875,000 common shares






                           NEW MEDIUM ENTERPRISES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS


Item 16: Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              New  Medium  Enterprises,  Inc.
                              -------------------------------
                              (Registrant)


                              By:  Ethel  Schwartz
                              CEO,  President,  Director
Date:   September  ,  2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


                              By  Ethel  Schwartz
                              CEO,  President,  Treasurer
                              and  Director

                              Date:  September 13 ,  2004