Form 10QSB
period 2004-09-30
NEW MEDIUM ENTERPRISES INC
filed 2004-11-08
CIK 1126983

FORM  10Q-SB

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                 COMMISSION  FILE  NUMBER
       SEPTEMBER  30,  2004                             333-51880

                          NEW  MEDIUM  ENTERPRISES,  INC.
               (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                             11-3502174

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


COMMON  STOCK  $.001  PAR  VALUE,                          98,478,535
(TITLE  OF  CLASS)               (SHARES  OUTSTANDING  AT  November  7, 2004)

                             NEW  MEDIUM  ENTERPRISES,  INC.
                                  FORM  10Q-SB
                        THREE  MONTHS  ENDED  SEPTEMBER  30,  2004





                                TABLE OF CONTENTS


BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
------------------------------------------------------------------------  -
STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . . .  4
------------------------------------------------------------------------  -
STATEMENT OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .  5
------------------------------------------------------------------------  -
STATEMENT OF STOCKHOLDERS EQUITY . . . . . . . . . . . . . . . . . . . .  6
------------------------------------------------------------------------  -
NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  7
------------------------------------------------------------------------  -
ITEM 1   LEGAL  PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  8
------------------------------------------------------------------------  -
ITEM  2   CHANGES  IN  SECURITIES. . . . . . . . . . . . . . . . . . . .  8
------------------------------------------------------------------------  -
ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . .  8
------------------------------------------------------------------------  -
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.  8
------------------------------------------------------------------------  -
ITEM  5   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . .  8
------------------------------------------------------------------------  -
ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . .  8
------------------------------------------------------------------------  -
ITEM   7   MANAGEMENT  DISCUSSION  &  ANALYSIS:. . . . . . . . . . . . .  9
------------------------------------------------------------------------  -
NOTE  8- COMMITMENTS  AND  CONTINGENCIES . . . . . . . . . . . . . . . .  9
------------------------------------------------------------------------  -

BALANCE SHEET



                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                                  BALANCE  SHEET
                      (UNAUDITED)  AS  AT  SEPTEMBER  30,  2004






                                        ASSETS                                               SEPT. 30, 2004          JUNE 30, 2004


CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .  $   778,638                $   103,930
Investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,560                      8,540
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,467                     30,667
                                                                          ------------  ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $     812,665                 $   143,137

Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .      158,040                    158,040
less: Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .      (39,510)    118,530       (31,608)       126,432
                                                                      ------------                --------

Intellectual property . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,139,001                 14,877,509
less: Accumulated amortization. . . . . . . . . . . . . . . . . . . . . . . .     (630,792)   14,508,209         0       14,877,509
                                                                       ------------                --------
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
                                                                             ------------  ------------


Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $15,439,404              $15,147,078



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    27,859                  $    53,314
Due to shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      174,000                             0
                                                                                 ------------  ------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .  $   201,859                             $    53,314

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued         -----         -----
Common stock, $.0001 par value , Authorized 200,000,000 &
100,000,000 shares; Issued & outstanding 98,378,535 & 92,147,220 shares . . .        9,839                         9,215
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .   17,886,135                    16,443,185
Accumulated other comprehensive gain (loss) . . . . . . . . . . . . . . . . .       (7,638)                      (11,658)
Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (2,650,791)                   (1,346,978)
                                                                                  ------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . .                  15,237,545               15,093,764
                                                                               ------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . .                 $15,439,404               $15,147,078



STATEMENT OF CASH FLOWS

                                  NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                          STATEMENT  OF  CASH  FLOWS  (UNAUDITED)
                              AS  AT  SEPTEMBER  30,  2004




                                                        SEPTEMBER 30    SEPTEMBER 30
                                                            2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . .    ($1,303,813)        ($4,263)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . .        638,694               0
Stock issued for services rendered. . . . . . . .        381,074               0

Changes in assets and liabilities:
Accrued expenses. . . . . . . . . . . . . . . . .        (25,455)         (5,525)
Security deposits . . . . . . . . . . . . . . . .              0               0
Due to shareholders . . . . . . . . . . . . . . .        174,000               0
Prepaid insurance . . . . . . . . . . . . . . . .          9,200          (2,297)
                                                   --------------  --------------

Net cash used in operating activities . . . . . .       (126,300)        (12,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property . . . . . . . . . . . . . .       (261,492)              0
Change in investments . . . . . . . . . . . . . .              0          58,922
                                                   --------------  --------------

Net cash provided ( used) in financing activities       (387,792)         58,922


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares. . . . . . . . . . .      1,000,000               0
Proceeds from exercise of warrants. . . . . . . .         62,500               0
                                                   --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . .        674,708          46,837
                                                   --------------  --------------

Cash and cash equivalents, July 1,. . . . . . . .        103,930         557,894
                                                   --------------  --------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30 , . . . .  $     778,638   $     604,731


STATEMENT OF OPERATIONS



                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                      STATEMENT  OF  OPERATIONS  (UNAUDITED)
                            AS  AT  SEPTEMBER  30,  2004






                                                        SEPT. 30       SEPT. 30
                                                          2004           2003

REVENUES. . . . . . . . . . . . . . . . . . .  $          0   $         0


OPERATING EXPENSES

General and administrative. . . . . . . . . .       649,765        20,091
Depreciation and Amortization . . . . . . . .       638,694             0
Loss on foreign currency. . . . . . . . . . .        17,046             0
                                               -------------  ------------

Total operating expenses. . . . . . . . . . .     1,305,505        20,091
                                               -------------  ------------

Income (loss) from operations . . . . . . . .    (1,305,505)      (20,091)

OTHER INCOME

Gain on sale of securities. . . . . . . . . .             0        14,930
Interest and Dividend Income. . . . . . . . .         1,692           898
                                               -------------  ------------

Loss before income taxes. . . . . . . . . . .    (1,303,813)       (4,263)

Income tax benefit. . . . . . . . . . . . . .             0             0
                                               -------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . .   ($1,303,813)      ($4,263)

LOSS PER COMMON SHARE- Basic and Diluted. . .        ($0.01)       ($0.00)




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    96,332,659    18,429,444

STATEMENT OF EQUITY

                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENT  OF  EQUITY  (UNAUDITED)
                                AS  AT  SEPTEMBER  30,  2004








                                                                                                         ACCUMULATED
                                                                                  RETAINED
                                                                ADDITIONAL      EARNINGS           OTHER
                          PER SHARE       COMMON    STOCK        PAID-IN      (ACCUMULATED      COMPREHENSIVE
                            AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT)            LOSS          TOTALS

BALANCES, JULY 1, 2003.            18,429,444   $  1,843   $ 1,867,402   ($1,190,495)  $      11,519   $       690,269

ISSUANCE OF SHARES TO
 OFFICER FOR
SERVICES RENDERED
 OCT. 2003. . . . . .    0.06       1,112,000        111        61,889                                          62,000

ISSUANCE OF SHARES

 FOR PURCHASE OF. . . . 0.20      72,605,776       7,261    14,513,894                                       14,521,155
INTELLECTUAL PROPERTIES

COMPREHENSIVE LOSS. . .                                                                          (23,177)      (23,177)

NET LOSS FOR YEAR
 ENDED JUNE 30, 2004. .                                                       (156,483)                       (156,483)
BALANCES, JUNE 30, 2004             92,147,220     9,215    16,443,185     (1,346,978)              (11,658)  15,093,764



WARRANTS EXERCISED. . .  $0.25        250,000          25       62,475                                            62,500
JULY AND AUGUST 2004

ISSUANCE OF SHARES
 FOR SERVICES
RENDERED, AUGUST 2004 .   0.30        100,000          10       29,990                                            30,000


ISSUANCE OF SHARES
 FOR SERVICES TO BERENDERED,
 AUGUST 2004 .  $0.40              875,000           88           349,912                                           350,000



SALE OF COMMON
STOCK TO INVESTOR . .      0.20     5,000,000          500       999,500                                         1,000,000
AUGUST 2004

ISSUANCE OF SHARES
FOR SERVICES
RENDERED, SEPTEMBER
    2004                $      0.17         6,315        1           1,073                                           1,074


COMPREHENSIVE GAIN. . .                                                                                4,020         4,020

NET LOSS FOR PERIOD
 ENDED SEPT. 30, 2004 .                                                                (1,303,813)                 (1,303,813)

BALANCES, SEPTEMBER
                            30, 2004    98,378,535   $     9,838  $ 17,886,135     ($2,650,791)          ($7,638)  $15,237,545



NOTES TO FINANCIAL STATEMENTS



                            NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                      NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)
                                AS  AT  SEPTEMBER  30,  2004


                           NEW MEDIUM ENTERPRISES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  -  FORMATION  AND  BUSINESS  OF  THE  COMPANY.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring  accruals)  considered  necessary  for  a  fair  presentation  of  the
Company's financial position at September 30, 2004, the results of operations for the three months ended September 30, 2004. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.The information contained should be read in conjunction with audited financial statements as of June 30, 2004

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. As of the September 30, 2004 the Company is considered a development stage company. The Company has acquired the rights to and is currently developing a new DVD format. As of the June 30, 2004 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.

On January 13, 2004, the Company acquired the business and all the intellectual property assets pertaining to a new DVD format from Multidisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of those supplies. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, part of these funds ($150,000) was allocated to Machinery and Equipment. During July 2004 the Company developed a working prototype and started amortizing the product over a sixty month life using the straight-line method .

Shareholders  Equity

In January 14, 2004 the Company voted to raise the authorized common shares from 100,000,000 to 200,000,000 and changed the par value to $.0001 per share.

In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of Multitask and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price from $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties providing services to the Company. These warrants were transferred in lieu of compensation for services rendered. A total of 1,300,000 warrants were lowered to .25 cents exercise price.
On July 18, 2003 the Board of Directors voted to extend the Series A,B,C,D and E warrants until July 2005.

In July and August 2004 two shareholders exercised 250,000 warrants at .$25 per share for a total of $62,500. The shareholders paid $62,500 to the Company and received 250,000 common shares.

In August 2004 the Company issued 100,000 shares to a vendor in return for current and future services . The shares were valued at $.30 which approximates the fair market value of the shares at the date of issuance.

In August 2004 an investor purchase 5,000,000 common shares in a private placement for $1,000,000.

According the acquisition agreements with MultiDisc Ltd and TriGM International, the Company was obligated to pay certain milestone payment amounting to $87,000 to each upon the raising of capital in excess of $500,000.

In August 2004 the Company entered into a consulting agreement for consulting services. The company paid a fee of $75,000 and issued 875,000 common shares the shares were valued at $.40, which approximates the fair market value of the shares at the date of issuance

In September 2004 the Company issued 6315 shares to a Consultant in return for current services rendered. The shares were valued at $.17 which approximates the fair market value of the shares at the date of issuance.


ITEM 1   LEGAL  PROCEEDINGS

There  are  no   legal proceedings to which the company is a party to or
which  any  of  their  property  is  subject.

ITEM  2   CHANGES  IN  SECURITIES
None
ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES
None
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.
None
ITEM  5   OTHER  INFORMATION

None

ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

2.     ON  July 1, 2004  WE  FILED  AN  8K  REPORT
3.     August   9, 2004   WE  FILED  AN  8K  REPOR

ITEM   7   MANAGEMENT  DISCUSSION  &  ANALYSIS:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

We are a development stage company currently engaged in the development of our proprietary technology, VMD (Versatile MultiLayer Disc), next generation, high capacity high definition discs & players capable of playing High Definition content such as movies, sporting events, and other HD applications.


The VMD products and prototypes are being developed by P.G. Engineering S.A, through a contractual arrangement entered into on January 13, 2004 in conjunction with our acquisition of the VMD Assets,

PG Engineering Inc. consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multi-layer technology. We have entered into a long term Agreement with PG Engineering for the development of the prototypes and products. All intellectual property, patents, equipment, know-how and products developed by P.G. Engineering S.A. belong without exception to us. The components of VMD are outsourced at the labs of several European and U.S. locations while we are also considering other suitable arrangements. The IP of VMD, including all know-how, was assigned to us and is now owned by us.

The overall management of our Company is carried out from our headquarters in New York and U.K.

As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. We anticipate that by early 2005 we will achieve six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. We are currently planning to conduct a series of road shows across the globe to demonstrate the VMD products to select groups at various times and locations to be announced.

The company's plans for 2005-2007 include building cost-effective red laser VMD-ROM and VMD-R (recordable) systems with up to 50GB storage capacity for HDTV and Digital Cinema. At the same time the company plans to begin developing Blue Laser VMD with 200GB capacity on each disc for high-end Digital Cinema and Video-On-Demand (VOD) applications.

On August 8, 2004, we received a $1,000,000 investment from a single, accredited Investor against the issuance of 5,000,000 common shares. Shares are subject to Rule 144. In August we re-established a U.K. office to focus on business Development. We signed a month to month lease for approximately 1300 British Pounds per month.

We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of September 30, 2004 no agreements have been undertaken to obtain any funding. The warrants are exercisable at price ranges from $.25 per share to $1.50 per share. The company does not expect that warrants will be exercised if the prevailing price of the stock at such time of exercise is below or at the exercise price.

NOTE  8- COMMITMENTS  AND  CONTINGENCIES

The Company has entered into several ongoing consultancy agreements with various individuals and companies. Monthly payments are approximately $10,000 per month

In August we re-established a U.K. office to focus on business Development. We signed a month to month lease for approximately 1300 British Pounds.per month

AT September 30, 2004, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $812,665 WHILE CURRENT LIABILITIES AMOUNTED TO $27,859.00.


SIGNATURE
                                   SIGNATURES


in accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   November 8, 2004                 NEW  MEDIUM  ENTERPRISES,  INC.
                                       BY:  /S/  ETHEL  SCHWARTZ
                                       CEO, President, & Director