Form 10QSB
period 2004-12-31
NEW MEDIUM ENTERPRISES INC
filed 2005-02-15
CIK 1126983

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                 COMMISSION  FILE  NUMBER
       DECEMBER  31,  2004                             333-51880

                          NEW  MEDIUM  ENTERPRISES,  INC.
               (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                             11-3502174

(STATE OR OTHER JURISDICTION OF I.R.S. EMPLOYER IDENTIFICATION NO.) INCORPORATION OR ORGANIZATION)

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE
..


COMMON  STOCK  $.001  PAR  VALUE,                          98,787,285

(TITLE  OF  CLASS)               (SHARES  OUTSTANDING  AT  FEBRUARY 14,  2005)

                             NEW  MEDIUM  ENTERPRISES,  INC.
                                  FORM  10Q-SB

                       THREE  MONTHS  ENDED  DECEMBER  31,  2004




                                TABLE  OF  CONTENTS




BALANCE  SHEET
------------------------------------------------------------------------  3
STATEMENT  OF  CASH  FLOWS
------------------------------------------------------------------------  4
STATEMENT  OF  OPERATIONS
------------------------------------------------------------------------  5
STATEMENT  OF  STOCKHOLDERS  EQUITY
------------------------------------------------------------------------  6
NOTES  TO  FINANCIAL  STATEMENTS
------------------------------------------------------------------------  7
ITEM  1   LEGAL  PROCEEDINGS                                              8
------------------------------------------------------------------------  -
ITEM  2   CHANGES  IN  SECURITIES                                         9
------------------------------------------------------------------------  -
ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES                              9
------------------------------------------------------------------------  -
ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.  9
------------------------------------------------------------------------  -
ITEM  5   OTHER  INFORMATION                                              9
------------------------------------------------------------------------  9
ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K                           9

------------------------------------------------------------------------  -
ITEM   7   MANAGEMENT  DISCUSSION  &  ANALYSIS:                           9
------------------------------------------------------------------------  -
ITEM  8-  COMMITMENTS  AND  CONTINGENCIES                                10
------------------------------------------------------------------------  -
ITEM  9   RELATED PARTY TRANSACTIONS                                     10
------------------------------------------------------------------------
ITEM  10  CONTROLS  &  PROCEDURES                                        11
------------------------------------------------------------------------

                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                                  BALANCE  SHEET
                      (UNAUDITED)  AS  AT  DECEMBER  31,  2004








ASSETS                                                         DEC.  31,  2004          JUNE  30,  2004
------     ---------------          ---------------




CURRENT ASSETS
-------------------------------------------------------------------------------
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $   450,229  $   103,930
-------------------------------------------------------------------------------  -----------  -----------
   Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,198        8,540
-------------------------------------------------------------------------------  -----------  -----------
  Prepaid  expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,722       30,667
-------------------------------------------------------------------------------  -----------  -----------
          Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .  $   483,149  $   143,137
-------------------------------------------------------------------------------  -----------  -----------

   Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      158,040      158,040
-------------------------------------------------------------------------------  -----------  -----------
       less: Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .      -47,412      110,628  -31,608     126,432
-------------------------------------------------------------------------------  -----------  -----------  -------  ----------

   Intellectual property-net of amortization. . . . . . . . . . . . . . . . . .   15,139,001   14,877,509
-------------------------------------------------------------------------------  -----------  -----------
       less: Accumulated amortization . . . . . . . . . . . . . . . . . . . . .    1,387,742   13,751,259        0  14,877,509
-------------------------------------------------------------------------------  -----------  -----------  -------  ----------
   Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0            0
-------------------------------------------------------------------------------  -----------  -----------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,345,036  $15,147,078
-------------------------------------------------------------------------------  -----------  -----------



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


CURRENT LIABILITIES
-------------------------------------------------------------------------------
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    28,314  $    53,314
-------------------------------------------------------------------------------  -----------  -----------
   Due to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      174,000            0
-------------------------------------------------------------------------------  -----------  -----------
          Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .  $   202,314  $    53,314
-------------------------------------------------------------------------------  -----------  -----------

COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued         -----        -----
-------------------------------------------------------------------------------  -----------  -----------
  Common stock, $.0001 par value , Authorized 200,000,000  &
-------------------------------------------------------------------------------
 100,000,000 shares;  Issued & outstanding  98,782,350 & 92,147,220  shares . .        9,879        9,215
-------------------------------------------------------------------------------  -----------  -----------
  Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .   17,986,440   16,443,185
-------------------------------------------------------------------------------  -----------  -----------
  Accumulated other comprehensive  gain (loss). . . . . . . . . . . . . . . . .       -3,318      -11,658
-------------------------------------------------------------------------------  -----------  -----------
  Deficit accumulated during the development stage. . . . . . . . . . . . . . .   -3,850,279   -1,346,978
-------------------------------------------------------------------------------  -----------  -----------

          Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .   14,142,722   15,093,764
-------------------------------------------------------------------------------  -----------  -----------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . .  $14,345,036  $15,147,078
-------------------------------------------------------------------------------  -----------  -----------



                            STATEMENT  OF  OPERATIONS


                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                      STATEMENT  OF  OPERATIONS  (UNAUDITED)
                            AS  AT  DECEMBER  31,  2004










                                            DEC.  31     DEC.  31
     --------     --------
                                               2004     2003
     ----     ----


REVENUES                                            $0           $0
---------------------------------------------  ------------  -----------


OPERATING EXPENSES
---------------------------------------------

  General and administrative. . . . . . . . .     1,208,583       89,934
---------------------------------------------  ------------  -----------

     Total operating expenses . . . . . . . .     1,208,583       89,934
---------------------------------------------  ------------  -----------

      Income (loss) from operations . . . . .    -1,208,583      -89,934
---------------------------------------------  ------------  -----------

OTHER INCOME
---------------------------------------------
   Gain on sale of securities . . . . . . . .         4,320       13,934
---------------------------------------------  ------------  -----------
   Interest Income. . . . . . . . . . . . . .         4,775          721
---------------------------------------------  ------------  -----------

     Loss before income taxes . . . . . . . .    -1,199,488      -75,279
---------------------------------------------  ------------  -----------

Income tax benefit. . . . . . . . . . . . . .             0            0
---------------------------------------------  ------------  -----------

     NET LOSS . . . . . . . . . . . . . . . .   -$1,199,488     -$89,213
---------------------------------------------  ------------  -----------

LOSS PER COMMON SHARE- Basic and Diluted. . .        -$0.01  $      0.00
---------------------------------------------  ------------  -----------




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    98,573,535   19,541,444
---------------------------------------------  ------------  -----------


                         NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENT  OF CASH FLOWS (UNAUDITED)
                                AS  AT  DECEMBER  31,  2004







                                    DECEMBER  31,     DECEMBER  31,
                                    -------------     -------------
                                           2004     2003
     ----     ----



Cash flows from operating activities
-------------------------------------------------------
     Net loss . . . . . . . . . . . . . . . . . . . . .   -$1,199,488   -$75,279
-------------------------------------------------------  ------------  ---------
     Adjustments to reconcile net loss to net
-------------------------------------------------------
       cash provided by operating activities:
-------------------------------------------------------
          Depreciation and amortization . . . . . . . .       764,852          0
-------------------------------------------------------  ------------  ---------

          Changes in assets and liabilities:
-------------------------------------------------------
             Investment . . . . . . . . . . . . . . . .        -3,318     48,261
-------------------------------------------------------  ------------  ---------
              prepaid expenses. . . . . . . . . . . . .         9,200         60
-------------------------------------------------------  ------------  ---------

Net cash used in operating activities . . . . . . . . .      -428,754    -26,958
-------------------------------------------------------  ------------  ---------

Cash flows from investing activities
-------------------------------------------------------

Net cash provided from  investing  activities . . . . .             0          0
-------------------------------------------------------  ------------  ---------


Cash flows from financing activities
-------------------------------------------------------
   Issuance of shares  for services rendered                    4,387     62,000
-------------------------------------------------------  ------------  ---------
   exercise of warrants . . . . . . . . . . . . . . . .        97,500          0
-------------------------------------------------------  ------------  ---------
Net cash provided from  financing  activities . . . . .       101,887     62,000
-------------------------------------------------------  ------------  ---------

Net increase  (decrease) in cash and cash equivalents .      -326,867     35,042
-------------------------------------------------------  ------------  ---------

Cash and cash equivalents, October 1, . . . . . . . . .       778,638    604,731
-------------------------------------------------------  ------------  ---------

Cash and cash equivalents, December 31, . . . . . . . .  $    451,771 $ 639,773
-------------------------------------------------------  ------------  ---------



                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENT  OF  EQUITY  (UNAUDITED)
                                AS  AT  DECEMBER  31,  2004





                                                                                  RETAINED            ACCUMULATED
                                                       -----------  ------------
                                                                      ADDITIONAL     EARNINGS             OTHER
                                       PER SHARE    COMMON STOCK      PAID-IN     (ACCUMULATED        COMPREHENSIVE
                          -----------  ------------  -----------  -----------  --------------  --------------
                                         AMOUNT     SHARES   AMOUNT     CAPITAL       DEFICIT)              LOSS       TOTALS
                         ----------  ------------  -----------  -----------  --------------  --------------  ------


BALANCES, JULY 1, 2003. . . . . . .             18,429,444  $  1,843   $ 1,867,402  -$1,190,495  $     11,519  $     690,269
---------------------------------------------                ----------- -----------      ----------    ----------

ISSUANCE OF SHARES TO
OFFICER FOR
-------------------------------------
SERVICES RENDERED OCT. 2003 . . . .  $   0.06     1,112,000       111        61,889                                   62,000
------------------------------------- ------------  -----------                        --------------

ISSUANCE OF SHARES FOR PURCHASE OF.  $   0.20    72,605,776     7,261     4,513,894                               14,521,155
------------------------------------- -------   -----------  -----------
INTELLECTUAL PROPERTIES
-------------------------------------

COMPREHENSIVE LOSS. . . . . . . . . .                                                                  -23,177       -23,177
-------------------------------------
NET LOSS FOR YEAR ENDED
 JUNE 30, 2004. . . . . . . . . . . .                                                   156,483                     -156,483
-------------------------------------

BALANCES, JUNE 30, 2004 . . . . . . .          92,147,220       9,215     16,443,18  -1,346,978        -11,658    15,093,764
-------------------------------------  ------  -----------  -----------  --------------  -----------



WARRANTS EXERCISED. . . . . . .  $     0.25       250,000           25       62,475                                  62,500
-----------------------------------          -----------  ------------  -
JULY AND AUGUST 2004
-------------------------------------


ISSUANCE OF SHARES FOR
 SERVICES
-------------------------------------
 RENDERED, AUGUST 2004. . . . .  $     0.30       100,000            10       29,990                                  30,000
----------------------------------------       -----------  -----------


ISSUANCE OF SHARES FOR
 SERVICES TO BE
-------------------------------------
 RENDERED, AUGUST 2004. . . . .  $     0.40       875,000            88       349,912                                350,000
------------------------------------        -  -----------  ------------



SALE OF COMMON STOCK TO INVESTOR.      0.20     5,000,000           500       999,500                              1,000,000
---------------------------------------
AUGUST 2004
-------------------------------------

ISSUANCE OF SHARES FOR
SERVICES TO BE
-------------------------------------
 RENDERED, SEPTEMBER 2004 . . . .      0.17         6,315            1        1,073                                    1,074


COMPREHENSIVE GAIN. . . . . . . . . .                                                                    4,020         4,020
-------------------------------------

NET LOSS FOR PERIOD ENDED
 SEPT. 30, 2004 . . . . . . . . . . .                                                   -1,303,813                  -1,303,813
-------------------------------- -----------

BALANCES, SEPTEMBER  30, 2004 . . . .          98,378,535  $      9,838  $17,886,135    -$2,650,791    -$7,638    $ 15,237,545
-------------------------- -----------


WARRANTS EXERCISED. . . . . ..  $     0.25        390,000           39        97,461                                    97,500
--------------------------
OCTOBER, NOVEMBER,AND DECEMBER
 2004


ISSUANCE OF SHARES FOR SERVICES TO BE
-------------------------------------
 RENDERED, NOVEMBER DECEMBER 2004 .   0.23         18,215            1         4,387                                     4,387
----------------------------------

COMPREHENSIVE GAIN. . . . . . . . . .                                                                     4,320          4,320
----------------------------------


NET LOSS FOR PERIOD ENDED

 DEC. 31, 2004. . . . . . . . . . .                                                 .    -1,199,488                 -1,199,488
-------------------------------------

BALANCES, DECEMBER  31, 2004. . . . .          98,786,750        9,879    $17,987,983    -$3,850,279    -$3,318     $4,144,266
-------------------------------------         -----------  ------------  -----------  -----------  -------


                            NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                      NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)
                                AS  AT  DECEMBER  31,  2004






NOTE  1  -  FORMATION  AND  BUSINESS  OF  THE  COMPANY.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring  accruals)  considered  necessary  for  a  fair  presentation  of  the
Company's financial position at December 31, 2004, the results of operations for the three months ended December 31, 2004. Operating results for the three-month period ended September 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 The information contained should be read in conjunction with audited financial statements as of June 30, 2004

New Medium Enterprises Inc. (the "Company) was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. As of the September 30, 2004 the Company is considered a development stage company. The Company has acquired the rights to and is currently developing a new DVD format. As of the June 30, 2004 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.

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

In connection with the acquisitions, the Company issued 72,605,776 shares of its stock to the shareholders of Multitask and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price from $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties providing services to the Company in lieu of compensation. A total of 1,300,000 warrants were lowered to .25 cents exercise price. On July 18, 2003 the Board of Directors voted to extend the Series A,B,C,D and E warrants until July 2005.

In November and December several warrant holders exercised 390,000 warrants at $.25 per share for a total of $97,500. The warrant holders paid $97,500 to the Company and received 390,000 common shares.

On 11-18 the Company issued 7,500 shares valued at $2,025 which approximates the fair market value of .27 cents per share. On 12-22 the company issued 11,250 shares valued at .21 cents which approximates the fair market value issued to a vendor in exchange for services rendered.

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

None

ITEM  6   EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

None

FORWARD-LOOKING  STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE WITH RESPECT TO OUR OPERATING RESULTS FOR 2004, ARE BASED UPON CURRENT EXPECTATIONS AND BELIEFS OF THE COMPANY'S MANAGEMENT AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. SOME, BUT NOT ALL, OF THE FACTORS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH IN THE RISKS DISCUSSED BELOW UNDER THE SUBHEADING "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, OR TO EXPLAIN WHY ACTUAL RESULTS DIFFER. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS SECTION BELOW AND IN ANY REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").



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

As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. We anticipate that by early 2005 we will achieve six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. We are currently planning to conduct a series of road shows across the globe to demonstrate the VMD products to select groups at various times and locations to be announced. During the quarter ending 12-31-2004, the company completed the development of the VMD product from its prototype stage.

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

LIQUIDITY & CAPITAL RESOURCES:

We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of December 31, 2004 no agreements have been undertaken to obtain any funding. The warrants are exercisable at price ranges from $.25 per share to $1.50 per share. The company does not expect that warrants will be exercised if the prevailing price of the stock at such time of exercise is below or at the exercise price. During the quarter ending December 31, 2004, Warrant exercise proceeds amounted to $97,500.


RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDING  12-31-2004

We  have  generated  no  revenues  since  inception.

Research & Development: During the quarter ending 12-31-2004 we spent approximately BP 110,004 Equivalent to approximately $205,500 USD for Research & Development, plus associated costs including travel related R&D amounted to BP 17,081 - USD equivalent $32,037 and R&D related equipment amounting to BP 7833, USD Equivalent $14,691. Total R&D $252,228 USD equivalent.

General  and  Administrative  Expenses:

General & Administrative UK Office- Consulting Fees BP 15,080- USD $28,296 Travel & Related BP 18,079- USD$ 33,928, Rent BP 6,272- USD $11,774 Equipment 4,942 USD 9269 Total UK Office Administrative $83,267.

NY Office- public company expenses & NY Administrative Total $4,283, Consulting Germany, $8,593 Consulting Israel $ 9,175, Approximate Total Administrative Expenses $105,318

PROFESSIONAL FEES: legal & Accounting $3,455 Patents $1,170 website 500, Outside
Consulting:  $121,404

The company plans to begin production of VMD discs and drives in early 2005. In order to gear up for production, the company will need to raise additional capital to finance the manufacturing facility and engineering teams. The company is currently in discussions with several possible sources of funds. As of the December 31, 2004, no agreements have been entered into. There is no assurance that the company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds. In the event the company is unable to raise the necessary funds, it will be forced to significantly curb its activities in order to preserve its capital.

NOTE  8-  COMMITMENTS  AND  CONTINGENCIES

The Company has entered into several ongoing consultancy agreements with various individuals and companies. Monthly payments are approximately $10,000 per month In August we re-established a U.K. office to focus on business Development. We signed a month to month lease for approximately 1300 British Pounds per month

Item  9:  Certain  Relationships  &  Related  Transactions:

In August 2004 we re-established a U.K. Office to focus on business Development. We signed a month to month lease for approximately 1399 British Pounds per month which is approximately $2,600 per month with Triband Global Limited. Triband Global Limited is owned By Victor Danenza, the spouse of Ann Kellgren who is an affiliate of our company.

ITEM  10:  CONTROLS  AND  PROCEDURES

The CEO periodically reviews the design and effectiveness of its disclosure controls and internal controls, and their associated procedures, over financial reporting. The CEO makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take corrective action, if its reviews identify a need for such modifications or actions.

The Company's Chief Executive Officer ("CEO") does not expect that its disclosure controls and procedures or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, especially as a result of operational activities occurring in countries outside of the USA.

We have evaluated, with the participation of our Chief Executive Officer and our Treasurer who is the Chairman of the Board of Directors, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Since August, with the re-establishment of our UK office, the Treasurer & Chairman in the UK handles the company funds and disbursements, formerly handled by our CEO. In the course of our audit for the period ending December 31, 2004, the CEO has identified certain areas in the allocation and documentation of expenses administered out of the UK office that the CEO believes needs to be improved.

As a result of the audit for the 12-31-2004 quarterly period covered by this report, the CEO has disseminated procedures to strengthen the allocation, documentation, certification & authorization of expenses. We believe these procedures when followed will result in disclosure controls and procedures which are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms
..


AT DECEMBER 31, 2004, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $483,149 WHILE CURRENT LIABILITIES AMOUNTED TO $202,304.00.

SIGNATURE
                                   SIGNATURES


In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 February  14 2005                   NEW  MEDIUM  ENTERPRISES,  INC.
                                       BY:  /S/  ETHEL  SCHWARTZ
                                       CEO,  President,  &  Director