Form 10QSB
period 2005-03-31
NEW MEDIUM ENTERPRISES INC
filed 2005-05-16
CIK 1126983

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                 COMMISSION  FILE  NUMBER
       MARCH  31,  2005                             333-51880

                          NEW  MEDIUM  ENTERPRISES,  INC.
               (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                             11-3502174

(STATE  OR  OTHER  JURISDICTION  OF         I.R.S.  EMPLOYER  IDENTIFICATION
                                                                    NO.)
INCORPORATION  OR  ORGANIZATION)

                 1510  51  ST.,  BROOKLYN,  NEW  YORK  11219
            (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)  ZIP  CODE  11219

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


COMMON  STOCK  $.001  PAR  VALUE,                         110,287,280

(TITLE  OF  CLASS)               (SHARES  OUTSTANDING  AS  OF  MAY  15,  2005

                             NEW  MEDIUM  ENTERPRISES,  INC.
                                  FORM  10Q-SB

                       THREE  MONTHS  ENDED  MARCH  31,  2005




                                TABLE  OF  CONTENTS










PART 1. FINANCIAL INFORMATION. . . .  . . . . . . . . . . . . . . . .   3
---------------------------------------------------------------------  --
ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   3
---------------------------------------------------------------------  --
   BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
---------------------------------------------------------------------  --
   STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . .   4
---------------------------------------------------------------------  --
   STATEMENT OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   5
---------------------------------------------------------------------  --
   STATEMENT OF STOCKHOLDER'S EQUITY. . . . . . . . . . . . . . . . .   6
---------------------------------------------------------------------  --
   NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . .   7
---------------------------------------------------------------------  --
ITEM 2 MANAGEMENT DISCUSSION & ANALYSIS . . . . . . . . . . . . . . .   8
---------------------------------------------------------------------  --
   LIQUIDITY & CAPITAL RESOURCES. . . . . . . . . . . . . . . . . . .   9
---------------------------------------------------------------------  --
   COMMITMENTS & CONTINGENCIES. . . . . . . . . . . . . . . . . . . .   9
---------------------------------------------------------------------  --
ITEM 3 CONTROLS & PROCEDURES. . . . . . . . . . . . . . . . . . . . .   9
---------------------------------------------------------------------  --
PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  10
---------------------------------------------------------------------  --
    1. LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  10
---------------------------------------------------------------------  --
    2. CHANGES  IN  SECURITIES. . . . . . . . . . . . . . . . . . . .  10
---------------------------------------------------------------------  --
    3. DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . .  10
---------------------------------------------------------------------  --
    4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.  10
---------------------------------------------------------------------  --
PART III  OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
---------------------------------------------------------------------  --
    CERTAIN RELATIONSHIPS & RELATED PARTY TRANSACTIONS. . . . . . . .  10
---------------------------------------------------------------------  --
    SUBSEQUENT EVENTS . . . . . . . . . . . . . . . . . . . . . . . .  11
---------------------------------------------------------------------  --
    EXHIBITS  AND  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . .  11
---------------------------------------------------------------------  --
    SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
---------------------------------------------------------------------  --


PART I

ITEM 1:   FINANCIAL STATEMENTS

Balance Sheet


                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                                  BALANCE  SHEET
                      (UNAUDITED)  AS  AT  MARCH  31,  2005






ASSETS
-------------------------------------------------------------------------------
                                                                                    MARCH 31,     JUNE 30,
                                                                                 ============  ------------
                                                                                     2,005         2,004
                                                                                 ------------  ------------
CURRENT ASSETS
-------------------------------------------------------------------------------
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .        9,995   $   103,930
-------------------------------------------------------------------------------  ------------  ------------
   Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,198         8,540
-------------------------------------------------------------------------------  ------------  ------------
   Prepaid expenses and taxes . . . . . . . . . . . . . . . . . . . . . . . . .          455        30,667
-------------------------------------------------------------------------------  ------------  ------------

          Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .       30,648       143,137
-------------------------------------------------------------------------------  ------------  ------------

   Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      158,040       158,040
-------------------------------------------------------------------------------  ------------  ------------
       less: Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .      -55,314       -31,608
-------------------------------------------------------------------------------  ------------  ------------
Net Book Value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      102,726       126,432
-------------------------------------------------------------------------------  ------------  ------------

   Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             0
-------------------------------------------------------------------------------  ------------  ------------
   Investment in intellectual property-net of accumulated depreciation. . . . .   13,039,168    14,877,509
-------------------------------------------------------------------------------  ------------  ------------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $13,172,542   $15,147,078
-------------------------------------------------------------------------------  ============  ============



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


CURRENT LIABILITIES
-------------------------------------------------------------------------------
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    28,314   $    53,314
-------------------------------------------------------------------------------  ------------  ------------
   Due to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      174,000             0
-------------------------------------------------------------------------------  ------------  ------------
          Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .      202,314        53,314
-------------------------------------------------------------------------------  ------------  ------------

COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
  Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
-------------------------------------------------------------------------------
  Common stock, $.0001 par value, Authorized 200,000,000 shares;
-------------------------------------------------------------------------------
  Issued and outstanding 98,768,535 and 92,147,220. . . . . . . . . . . . . . .        9,879         9,215
-------------------------------------------------------------------------------  ------------  ------------
  Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .   17,987,982    16,443,185
-------------------------------------------------------------------------------  ------------  ------------
  Accumulated other comprehensive gain (loss) . . . . . . . . . . . . . . . . .       (4,320)      (11,658)
-------------------------------------------------------------------------------  ------------  ------------
  Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (5,023,313)   (1,346,978)
-------------------------------------------------------------------------------  ------------  ------------

          Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .   12,970,228    15,093,764
-------------------------------------------------------------------------------  ------------  ------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . .  $13,172,542   $15,147,078
-------------------------------------------------------------------------------  ============  ============

Statement of Cash Flows

                           NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENT  OF  CASH  FLOWS  (UNAUDITED)
                                AS  AT  March  31,  2005

                                                                   MARCH  31,     MARCH  31,
                                                                 -------------  -------------
                                                                      2,005          2,004
                                                                 -------------  -------------

Cash flows from operating activities
---------------------------------------------------------------
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . .   ($1,171,492)     ($115,530)
---------------------------------------------------------------  -------------  -------------
     Adjustments to reconcile net loss to net
---------------------------------------------------------------
       cash provided by operating activities:
---------------------------------------------------------------
          Depreciation and amortization . . . . . . . . . . . .       764,852              0
---------------------------------------------------------------  -------------  -------------

          Changes in assets and liabilities:
---------------------------------------------------------------

             accrued expenses . . . . . . . . . . . . . . . . .             0         (1,325)
---------------------------------------------------------------  -------------  -------------
              Due to shareholders . . . . . . . . . . . . . . .             0              0
---------------------------------------------------------------  -------------  -------------
              security deposits . . . . . . . . . . . . . . . .             0              0
---------------------------------------------------------------  -------------  -------------
              prepaid  expenses . . . . . . . . . . . . . . . .        12,267         (2,237)
---------------------------------------------------------------  -------------  -------------

Net cash used in operating activities . . . . . . . . . . . . .      (394,373)      (119,092)
---------------------------------------------------------------  -------------  -------------

Cash flows from investing activities
---------------------------------------------------------------
     Sale  (purchase) of Investment-net . . . . . . . . . . . .        (1,002)       107,183
---------------------------------------------------------------  -------------  -------------
     Purchase of Intellectual property. . . . . . . . . . . . .       (44,859)   (14,831,327)
---------------------------------------------------------------  -------------  -------------

Net cash used in financing  activities. . . . . . . . . . . . .       (45,861)   (14,724,144)
---------------------------------------------------------------  -------------  -------------


Cash flows from financing activities
---------------------------------------------------------------
  Issuance of shares for services rendered and assets purchased             0     14,583,155
---------------------------------------------------------------  -------------  -------------
  Sale of fixed assets. . . . . . . . . . . . . . . . . . . . .             0              0
---------------------------------------------------------------  -------------  -------------

Net increase  (decrease) in cash and cash equivalents . . . . .      (440,234)      (260,081)
---------------------------------------------------------------  -------------  -------------

Cash and cash equivalents, beg of period. . . . . . . . . . . .       450,229        557,894
---------------------------------------------------------------  -------------  -------------

Cash and cash equivalents, end of period. . . . . . . . . . . .  $      9,995   $    297,813
---------------------------------------------------------------  =============  =============




Statement of Revenues




                                 NEW MEDIUM ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF REVENUES (UNAUDITED)
                            AS AT March 31, 2005








                                                      MARCH 31,     MARCH 31,
                                                  -------------  ------------
                                                       2,005         2,004
                                                  -------------  ------------

REVENUES. . . . . . . . . . . . . . . . . . .  $          0   $         0
---------------------------------------------  -------------  ------------


OPERATING EXPENSES
---------------------------------------------
  General and administrative. . . . . . . . .       408,288        36,847
---------------------------------------------  -------------  ------------
  Depreciation. . . . . . . . . . . . . . . .       764,852             0
---------------------------------------------  -------------  ------------

     Total operating expenses . . . . . . . .     1,173,140        36,847
---------------------------------------------  -------------  ------------

      Income (loss) from operations . . . . .    (1,173,140)      (36,847)
---------------------------------------------  -------------  ------------

OTHER INCOME
---------------------------------------------
   Interest Income. . . . . . . . . . . . . .         1,648           859
---------------------------------------------  -------------  ------------
   Gains on investments . . . . . . . . . . .             0             0
---------------------------------------------  -------------  ------------

     Loss before income taxes . . . . . . . .    (1,171,492)      (35,988)
---------------------------------------------  -------------  ------------

Income tax benefit. . . . . . . . . . . . . .             0             0
---------------------------------------------  -------------  ------------

     NET LOSS . . . . . . . . . . . . . . . .   ($1,171,492)     ($35,988)
---------------------------------------------  =============  ============

LOSS PER COMMON SHARE- Basic and Diluted. . .        -$0.01   $      0.00
---------------------------------------------  =============  ============




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    98,768,535    67,945,295
---------------------------------------------  =============  ============


Statement of Stockholders Equity


                          NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENT  OF  EQUITY  (UNAUDITED)
                                AS  AT  MARCH  31,  2005






                                                                             RETAINED      ACCUMULATED
                                                           ADDITIONAL        EARNINGS       OTHER
                           PER SHARE   COMMON STOCK        PAID-IN       (ACCUMULATED   COMPREHENSIVE
                                       -------------  -----------
                            AMOUNT     SHARES    AMOUNT    CAPITAL          DEFICIT)        LOSS             TOTALS


Balances, July 1, 2003.       18,429,444   $ 1,843   $ 1,867,402      ($1,190,495)  $      11,519   $    690,269

Issuance of shares to
officer for
services rendered
Oct. 2003 . . . . . . .06      1,112,000     111        61,889                                            62,000

 for purchase of. . .  0.20   72,605,776   7,261     14,513,894                                       14,521,155
Intellectual properties

Comprehensive loss. . .                                                                 (23,177)        (23,177)

Net loss for year
 ended June 30, 2004. .                                                  (156,483)                     (156,483)

Balances, June 30,
2004                           92,147,220    9,215    16,443,185      (1,346,978)       (11,658)      15,093,764



Warrants exercised. . .$0.25     250,000       25         62,475                                         62,500
July and August 2004

Issuance of shares
 for services
rendered, August 2004   $0.30     100,000       10        29,990                                         30,000


Issuance of shares for
services to be
rendered, August 2004  $0.40      875,000       88       349,912                                        350,000



Sale of common stock
 to investor. . . . $   0.20     5,000,000     500       999,500                                      1,000,000
August 2004

Issuance of shares
 for services
rendered, September
2004               $       0.17         6,315      1            1,073                                     1,074


Comprehensive gain. . .                                                               4,020               4,020

Net loss for period
 ended Sept. 30, 2004 .                                                              3,813)          (1,303,813)

Balances,
 September 30, 2004 . .         98,378,535    $9,838  $17,886,135   ($2,650,791)     ($7,638)     $  15,237,545


Warrants exercised $  0.25         390,000        39        97,461                                       97,500
October, November,
and December 2004

Issuance of shares
for services
rendered, November
 December 2004. .    0.24          18,215              2     4,385                                        4,387

Comprehensive gain. . .                                                                 4,320             4,320


Net loss for period
ended Dec. 31, 2004 . .                                                               (1,201,030)    (1,201,030)

Balances, December
31, 2004                        98,786,750   $  9,879   $ 17,987,982 ($3,851,821)        ($3,318)    $14,142,722

Comprehensive loss. . .                                                                   (1,002)        (1,002)


Net loss for period
 ended March 31, 2005 .                                                                (1,171,492)    (1,171,492)

BALANCES, MARCH
 31, 2005                      98,786,750   $ 9,879     $ 17,987,982  ($5,023,313)        ($4,320)    12,970,228

Notes to Financial Statements



                            NEW  MEDIUM  ENTERPRISES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                      NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)
                                AS  AT  March  31,  2005




NOTE  1  -  FORMATION  AND  BUSINESS  OF  THE  COMPANY.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 The information contained should be read in conjunction with audited financial statements as of June 30, 2004.

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

On January 13, 2004, the Company acquired the business and all the intellectual property assets pertaining to a new DVD format from Multidisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of those supplies. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, part of these funds ($150,000) was allocated to Machinery and Equipment. During July 2004 the Company developed a working prototype and started amortizing the product over a sixty month life using the straight-line method.
 .

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


ITEM 2.  MANAGEMENT DISCUSSION & ANALYSIS

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

     As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. We anticipate that by early 2005 we will achieve six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. During the quarter ending March 31, 2005, the company presented various road shows To present its technology to the media industry and financial community in locations including the UK, & Germany.

     We are currently planning to continue with a series of road shows across the globe to demonstrate the VMD products to select groups at various times and locations to be announced. The company's plans for 2005-2007 include building cost-effective red laser VMD-ROM and VMD-R (recordable) systems with up to 50GB storage capacity for HDTV and Digital Cinema. At the same time the company plans to begin developing Blue Laser VMD with 200GB capacity on each disc for high-end Digital Cinema and Video-On-Demand (VOD) applications.

On August 8, 2004, we received a $1,000,000 investment from a single, accredited Investor against the issuance of 5,000,000 common shares. Shares are subject to Rule 144. In August we re-established a U.K. Office to focus on business Development. We signed a month to month lease for approximately 1300 British Pounds per month plus Vat which has been raised to USD $4,055 during March 2005.

Liquidity & Capital Resources:

We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of March 31, 2005 no agreements have been undertaken to obtain any funding. The warrants are exercisable at price ranges from $.25 per share to $1.50 per share.

Results  of  Operations  For  The  Three  Months Ending  3-31-2005

We  have  generated  no  revenues  since  inception.

Cash and Cash equivalents decreased in this quarter by $93,935 to $9,995 from $103,930 fiscal year ending June 30, 2004. Total current assets decreased in March 31, 2005 quarter by $112,499 to $30, 648 from $143,137. Operating expenses increased by $372,801 from March 2004 to $408,288. During March 31, 2005 quarter The Company's Research & Development cost amounted to $146,100 of which $111,700 was paid in March 2005, plus associated costs including travel related R&D amounted to $14,500. Equipment amounted to approximately $38,625.

The company plans to begin production of VMD discs and drives in 2005. In order to gear up for production, the company will need to raise additional capital to finance the manufacturing facility and engineering teams. The company is currently in discussions with several possible sources of funds. As of the March 31, 2005 , no agreements have been entered into. There is no assurance that the company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds. In the event the company is unable to raise the necessary funds, we will be forced to significantly curb our activities in order to preserve its capital.

Commitments & Contingencies:

The Company has entered into several ongoing consultancy agreements with various individuals and companies. Monthly payments are approximately $33,576 USD equivalent. In August we re-established a U.K. office to focus on business Development. We signed a month to month lease for approximately 1300 British Pounds per month. During the quarter ending March 31, 2005, the rent has been increased to 2,195 B.P, equivalent to $4,055.35.

ITEM 3:  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (CEO) periodically reviews the design and effectiveness of its disclosure controls and internal controls, and their associated procedures, over financial reporting. The CEO makes modifications to improve the Company's disclosure controls and internal control structure, and may take corrective action, if such reviews identify a need for such modifications or actions.

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

Additionally, controls can be circumvented by the acts of some persons, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements may occur and not be detected, especially as a result of operational activities occurring in countries outside of the USA.

We have evaluated, with the participation of the Company's former CEO and the Company's Treasurer who is Chairman of the Board of Directors the effectiveness of our disclosure controls and procedures as of March 31, 2005. Since August, with the re-establishment of the Company's UK office, the Treasurer and Chairman in the UK office handles the Company's funds and disbursements out of the UK office, formerly handled by our CEO. In the course of the audit for the previous quarter, the Company's former CEO identified certain areas in the authorization, allocation and documentation of expenses administered out of the UK office that the Company's former CEO believed needed to be improved. As a result the Company's former CEO has disseminated procedures to strengthen the allocation, documentation, certification & authorization of expenses.

During the quarter ending March 31, 2005 covered by this report, the Company continued to experience weakness in the enforcement of financial controls related to the allocation and authorization of disbursements of funds, and in conflict of interest issues. The Company is taking this matter seriously and plans to address these issues with the assistance and guidance of an SEC attorney. The Company also plans to engage a qualified individual in the UK to conduct on the premises guidance and supervision of corporate governance issues and compliance procedures. The Company believes these procedures when followed will result in disclosure controls and procedures which are effective to ensure that the Company records, processes, summarizes, and reports information it is required to be disclose by the Company in its quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and regulations.

                                  Page 11
PART  II  OTHER INFORMATION
ITEM  1   Legal  Proceedings

There  are  no   legal  proceedings  to  which  the  company  is  a  party to or which  any  of  their  property  is  subject.


ITEM  2   Changes  In  Securities
None
ITEM  3   Defaults  Upon  Senior  Securities
None
ITEM  4   Submission  Of  Matters  To  A  Vote  Of  Securities  Holders.
None

PART III  OTHER

Certain  Relationships  and  Related  Party  Transactions

In August 2004 the Company re-established a U.K. Office to focus on business development.

May Ltd. an affiliate of the Company owns 33,409,429 common shares equal to Approximately 33.7% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of approximately 39.5% of the Company's oustanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. (see also Subsequent Events). May Ltd. also owns 85% of the outstanding stock each of Triband Global Limited and Turtle Technologies Limited.

In August the Company signed a month to month lease for office space located at 195 The Vale, Acton London W3, 7QS England with Triband Global Limited for approximately 1399 British Pounds which is equivalent to USD approximately $2,600 per month plus VAT. The Company shares its office space with various entities in which May Ltd. is a principal shareholder. In March 2005, the Company's rent was increased to 2,195 equivalent to USD $4,055.35. During the quarter ending March 31, 2005, the Company also paid to Triband Global Limited the sum of $8,333 BP USD equivalent of $15,879 for use of its office staff.

During the quarter ending March 31, 2005, the Company engaged the services of Turtle Technologies Limited to provide certain consulting services related to the design of its website, and to develop and support strategic alliances in India. During this quarter, the sum paid to Turtle Technologies Limited for these services amounted to 2500 BP equivalent to $4,659 USD.

During the quarter ending March 31, 2005, the Company engaged the services of Andrew Danenza, the son of Ann Kallgren , who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza received a fee of 2500 BP equivalent to $4,659
USD  for  these  services.  See  also  "Subsequent  Events".

Subsequent  Events:

On April 7, 2005, the Company issued 5,000,000 shares of its Common Stock to May Ltd., an affiliate of the Company, at a price of $0.02 cents per share for an aggregate purchase price of $200,000. The proceeds from these funds were utilized for the Company's business and general corporate purposes.





Exhibits & Reports on Form 8-K

None

AT DECEMBER 31, 2004, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $30,648. WHILE CURRENT LIABILITIES AMOUNTED TO $202,314.00.

                              Page  12


SIGNATURE
                                   SIGNATURES


In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 May 15,  2005                   NEW  MEDIUM  ENTERPRISES,  INC.
                                       BY:  Irene Kuan
                                      Treasurer and Chairman of the Board