Form 10KSB
period 2005-06-30
NEW MEDIUM ENTERPRISES INC
filed 2005-10-28
CIK 1126983

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended June 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ------  To:  ------

Commission  file  number:  333-51880


                             Page 1


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


                            MAHESH  JAYANARAYAN,  CEO
                                  195  The  Vale
                                  London  W3  7QS
                            Tel:  011  44  208  746  2018
                            Fax:  011  44  208  749-8025



Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                     Name  of  each  exchange
Title  of  each  class               on  which  registered
----------------------               ---------------------
Common                               OTC  Bulletin  Board


                                Page  1
_______________________________     ______________________________

          Securities  Registered  Pursuant  to  Section  12(g)  of  the  Act:

                                Common  Stock
        _________________________________________________________________
                                (Title  of  class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    No  _X__.

The Company is late in its filing of the 10K report which is the current filing. All other reports have been filed.


                                            ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. As of trade date June 30, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,730,150.

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

  Yes  No  -  N.A.

                                  Page 2



                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common  Stock,  $.0001  par  value             123,606,081
---------------------------------     ---------------------------
     (Title  of  Class)               (Shares  outstanding  at
                                             October  17,  2005

         NEW MEDIUM ENTERPRISES, INC. FORM 10-K FOR THE YEAR ENDED June 30, 2005


                                INDEX                                      Page
                              -----                                      ----







                                TABLE OF CONTENTS



PART 1
----------------------------------------------------------------------------
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
----------------------------------------------------------------------------  --
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
----------------------------------------------------------------------------  --
ITEM 3.   LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .  12
----------------------------------------------------------------------------  --
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .  12
----------------------------------------------------------------------------  --
PART II
----------------------------------------------------------------------------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS  12
----------------------------------------------------------------------------  --
ITEM 5A.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .  12
----------------------------------------------------------------------------  --
ITEM 6.   MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION             13
ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .  17
----------------------------------------------------------------------------  --
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                              29
ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . .  29
----------------------------------------------------------------------------  --
ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  29
----------------------------------------------------------------------------  --
PART III
----------------------------------------------------------------------------
ITEM 9.   DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 9A.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . .  30
----------------------------------------------------------------------------  --
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .  32
----------------------------------------------------------------------------  --
ITEM 11.  SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     34
----------------------------------------------------------------------------  --
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .  35
----------------------------------------------------------------------------  --
ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
----------------------------------------------------------------------------
ITEM 14.  EXHIBITS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . .  36
----------------------------------------------------------------------------  --
PART IV
----------------------------------------------------------------------------
ITEM 15.  EXHIBITS INDEX . . . . . . . . . . . . . . . . . . . . . . . . . .  36
----------------------------------------------------------------------------  --
ITEM 16.  SUBSEQUENT EVENTS. . . . . . . . . . . . . . . . . . . . . . . . .  37
----------------------------------------------------------------------------  --
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
----------------------------------------------------------------------------  --










ITEM:  1  BUSINESS:

We were incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.

On January 13, 2004 we acquired the business and all of the intellectual property assets of a new and emerging DVD format known as VMD (Versatile MultiLayer Disc). We have discontinued all our internet, and wireless businesses and have since focused all of our resources to developing our proprietary VMD prototypes and pipeline of products as our core business. As a result, we are positioned in the Optical Disc Storage sector, a huge and growing segment of the data storage market, of which DVD formats have an effective monopoly presently. This sector of the storage market is currently undergoing a cycle of change precipitated by the emergence of high definition TV into the marketplace.

NME has acquired and developed a technology which increases the capacity of a conventional DVD by a factor of 5-10, allowing much greater storage for data and film content. This new technology is called Versatile Multilayer Disc (VMD). Because VMD is based on current DVD 'red laser' technology it means that after a simple software upgrade VMD is compatible with new DVD drives and potentially all existing 1Bn drives currently used by businesses and consumers around the globe.

Significantly, VMD can be produced by every standard DVD-9 replicator in the world without modification to the plant. The Company is negotiating valuable partnerships with major production facilities, drive manufacturers and content owners to exploit VMD's capabilities.

In the information driven, digitally dependant marketplace, controlling, accessing and storing large quantities of data is a fundamental requirement. These markets now consume 6bn DVDs each year, largely pre-recorded with film content and increasing capacity is a key driver. We believe VMD represents a huge leap in the availability of that capacity, yet based on current market products.

As VMD can work in existing DVD players and allow content owners to deliver their material in much higher quality (such as the new High Definition standard in film), uniquely it also avoids persuading consumers to replace their existing DVD collection or DVD player. This is a crucial advantage in terms of VMD's market potential.


We are targeting the pre-recorded video segment of the entertainment industry by offering them VMD as a solution to thwart video piracy.


As the desire for ever greater capacities rises, consumers are traditionally reluctant to adopt new technologies unless there is a clear market leader. The blue laser technologies have several competing approaches by rival companies, and no single format has emerged. The battle between Betamax and VHS is being revisited.

VMD  on  the  other  hand,  requires  no  such  ultimatum  to  the  consumer.

We believe this represents a significant market opportunity for NME with VMD, particularly as we believe the blue laser based systems will take three to four years to become mainstream even if one format does becomes dominant.

We are centered on further developing innovative storage technologies, along with congruous video compression technology; enabling a new generation of high performance, low cost digital storage devices. We believe the convergence of High Definition with VMD technology leverages the company's expertise in the development of high definition players, recorders and personal video recorders.


How  It  Works

VMD is a system based on currently available technology. We believe it therefore delivers capacity, flexibility and market potential far greater than currently available and which is also capable of competing with emerging technologies in blue laser.

Conventional DVDs are either single, or increasingly dual layer discs which store and retrieve digital (e.g film) content from a data layer(s) within the thickness of the DVD. DVDs are usually 0.8mm thick and have a reflective layer to bounce the laser back that is used to read or record the data.

VMD works by being able to store data on multiple layers within the standard DVD disc format. NME's scientific team have pioneered and patented two crucial processes to make this technology commercially viable:

Producing multiple layers within the 0.8mm DVD thickness, each capable of storing nearly as much data as a conventional DVD.

Basing this on existing red laser drives and being able to manufacture these discs using existing DVD production lines.

As VMD discs can be read by standard DVD-R drives once their internal software (firmware) has been updated, this enables VMD to be reverse compatible with many existing DVD drives, of which it is estimated there will be 450m in the market by the end of 2005 . All current DVDs and CDs are still playable on the updated DVD drive.

We anticipate the VMD player technology will be delivered into a number of other devices, such as PC's, set-top boxes, access devices and game consoles. We anticipate the software up-grade will be available free to download on the internet for PC users, or burnt on a specific track within every VMD disc. Manufacturers find this attractive since it represents zero cost and yet enables their drives for greater capacity and future proofing.

Key  Advantages:

Versatile: Inherent backward compatibility with all the existing and previous Disc formats. VMD Drives will be able to read other standard formats including CD and DVD.

Adaptable: VMD multilayer technology does not strictly function with red laser only, but can easily be applied to blue laser as well once the Blue laser technology is flawless. We anticipate that VMD would therefore attain even larger storage capacities by offering increased storage whichever base it uses.

Affordable: We anticipate VMD will require only marginal modifications of the manufacturing equipment but practically keeps untouched all basic components that are used today. This would translate into lower costs to the producers and will have no trickle-down effect burdening the end-consumer. In other words, we anticipate prices will barely differ from existing DVDs and players. VMD technology is based on classical CD/DVD machinery, technologies and inexpensive commercial red lasers and consequently holds the advantage of simplicity in disc and drive manufacturing.

Significantly, we believe VMD can be produced by every standard DVD-9 replicator in the world without modification to the plant. The Company is negotiating valuable partnerships with major production facilities, drive manufacturers and content owners to exploit VMD's capabilities.

In the information driven, digitally dependant marketplace, controlling, accessing and storing large quantities of data is a fundamental requirement. These markets now consume 6bn DVDs each year, largely pre-recorded with film content and increasing capacity is a key driver.

As VMD can work in existing DVD players and allow content owners to deliver their material in much higher quality (such as the new High Definition standard in film), uniquely it also avoids persuading consumers to replace their existing DVD collection or DVD player. We believe this is a crucial advantage in terms of VMD's market potential.

OUR  PRODUCTS  AND  SERVICES

We  anticipate  the  VMD  disc  will  be  produced  in  a  number  of  formats:
READ  ONLY
WRITE  ONCE
RE-WRITABLE
READ  ONLY/RE-WRITABLE  COMBINED

We anticipate the VMD will be mass manufactured at low cost using standard DVD-9 manufacturing facilities and equipment. The technology is patented and has an self protect feature as it is completely impregnable to analysis after manufacture.

THE  PLAYER

The VMD drive is very similar to the standard DVD drive with only simple modifications to the firmware to instruct the laser to read multiple layers. The modifications in the software re-calibrate the red laser, enabling it to read data on all data layers (not just top and bottom as in conventional DVDs). Most modern DVD players can be upgraded in this way.

We anticipate VMD will provide the same storage as five to ten DVD-9 discs using the existing DVD burner/player

Content market: Vendors will be able to retail HD quality films at a premium price, or provide whole collections of films on one disk, thus minimizing both disk purchase and packaging prices

Gaming vendors: We anticipate VMD will provide a large capacity, standard delivery platform for the new generation of High Definition gaming products across the globe

As of June 30, 2005, we completed the development of the initial pre-industrial prototype with storage capacity of approximately 30GB.



MARKET  OPPORTUNITY

Global  DVD  Market

Competing technologies coming to market are blue laser based and although offering higher data densities, currently provide less storage capacity than VMD and require the consumer to buy new content and replace their DVD drive or player with expensive and proprietary new equipment. In many regions of the world, the DVD type optical disc technologies have, or are gradually becoming the dominant consumer storage and transport medium, primarily due to their low cost of production, ready distribution and relative longevity and reliability.


DVD disk replication worldwide in 2004 consisted of over 6.7 billion units. By value, the International market for DVDs will be worth approximately $85bn (USD) by 2010 (Source : Informa Telecomms and Media)

The pre-recorded market consists almost exclusively of pre-recorded feature film content. This market is dominated by Hollywood film studios in the West and equivalents in the East and Far East. It is these content owners who control who replicates for them, with Hollywood studios being the most influential. The net result of this is that the majority of the current pre-recorded DVD supply chain is concentrated into five replication companies, which between them will provide an estimated 63% of 2005's projected total global output.

Although pre-recorded DVDs currently outstrip sales of blank media by 4:1, by 2009 this will have reduced to just over 50% of the market, driven by the increase in popularity of DVD as a home data storage medium. Most manufacturing for both blank and pre-recorded DVDs is handled by a small number of very large scale manufacturers located in S.E. Asia.

Most DVD-ROM discs are also pre-recorded for computer games. All three leading games consoles use DVD as a delivery platform. The greatest quantity of X-box and Sony PlayStation2 discs are replicated in the USA and 'in-house' while Nintendo Game Cube discs are replicated by Panasonic in the USA and Japan.

We anticipate that emerging markets for red laser based DVD formats are likely to be the most attractive, whilst established DVD markets keen to adopt blue laser technologies will be the most difficult to compete in. We anticipate the UK and Europe will likely present a legacy market, where consumers who do not wish to change formats or replace equipment will provide commercially fertile group for VMD for some years, provided appropriate channels can be found.

Latin America is an emerging DVD market, but which is likely to follow North American trends due to their attraction to Hollywood content.

DVD  Players

A DVD disc is only useful if it can be played or recorded on in a DVD player or DVD recorder. Although there are some minor differences, the actual DVD drives found in most personal computers, game consoles and stand alone DVD players/recorders, are identical. There are currently approximately one billion of these in use in the market today.

Of this one billion, Understanding and Solution's research suggest that 450m of these are DVD-R drives. It is these drives that are most suitable for a simple firmware upgrade to enable them to read the extra data that VMD discs can store.

OUR  COMPETITION:

Blue  Laser  Based  Technology

The USA is the biggest global consumer and producer of pre-recorded DVDs with European based factories contributing a further 25%. The market is set to change significantly with the emergence of two new higher specification technologies:
Blu-ray and HD DVD, both being blue laser based optical disc technologies allowing greater storage capacities.

Blu-ray, is the next-generation optical disc format jointly developed by the Blu-ray Disc Association (BDA), a group of leading consumer electronics companies including Panasonic, Samsung, Apple, Dell and Hewlett-Packard but is effectively a Sony product. The format uses blue laser rather than current red laser to enable recording, rewriting and playback of large amounts of data. A single-layer Blu-ray Disc can hold 25GB of data, which can record over 2 hours of HD or 13 hours of standard TV. HD DVD was developed by Toshiba and NEC, and is supported by Warner Bros., Paramount and Universal. Like Blu-ray, this enables a disc the size of a current DVD disc, but with much greater storage capacity to hold an entire film at HDTV resolution with single-layer disc storage capacity of 15GB and dual-layer 30GB.

Although Toshiba and Sony have been in dialogue since last year, after pressure by the content owners fearing a format war, agreement on a combined format has been abandoned for now and we believe will cause indecision in the market and aid the case for VMD significantly.

Microsoft is supporting HD DVD in its next version of Windows, but the new Xbox 360 contains neither an HD DVD or Blu-ray drive. Sony will include a blue laser drive in PlayStation 3.


USA  &  Europe

Both the USA and Europe pose significant barriers to entry for the new or small player wishing to enter the market. The key inhibitors are cash flow rich, aggressive competitors in Blu-ray and HD DVD who are Hollywood driven. Access to these markets can be extremely difficult, particularly as all key enterprises within the market place are aligned with one or other of the blue laser based technologies.

We have therefore focused on the other world markets and content vendors such as Eros. Eros distributes Bollywood content worldwide and enjoys significant sales in Europe and specifically the UK. We anticipate that VMD technology will trickle down into the market through such partners, who see VMD as a market ready, compatible technology which enhances their own business development plans.

China

In China there is also a competing High Definition technology - digital videodisk (HDV) player and also independently developed IDVD (Internet DVD) player. However only EVD is proven technology, currently available in the shops and government backed and with who we are negotiating a commercial partnership.

INTELLECTUAL  PROPERTY  PROTECTION:

The first comprehensive patent titled "Multi-layer quasi-reflective media and method of its manufacturing" has been filed initially as a provisional US patent application with the enlarged version prepared as regular PCT & US application which has been submitted in 2003.

This patent covers the basic technological principles and processes of manufacturing of VMD. In addition, as per the acquisitions of MultiDisc and We acquired from TriGm International S.A., a portfolio of researched and isolated patentable inventions related to VMD technologies for which we plan to apply for patent protection in the future. We have so far refrained from applying for these more detailed patents on the basis that by making the information public as required by the application, they are more likely to give away the technology in territories where patents are near impossible to enforce e.g. China. Instead we are strongly pursuing a commercial strategy for protecting the VMD technology. By partnering with the biggest content providers in the market, and in the case of China - a government backed company, it is effectively locking out any potential competitors from the market. In the long-run we believe this should prove far more effective than any legal redress. It is also expected that we will develop new derivative concepts, as well as supplementary technological solutions and processes, resulting in patents and/or know-how, which we anticipate will be expanded upon and enhance the original VMD concept and intellectual property.


WE have three patents relating to our VMD technologies. Supporting these are a variety of unique skills and core operational IPR and although may not necessarily be patentable in themselves, will necessarily be jealously guarded and ruthlessly protected by the Company.

RISKS  FACTORS:

GENERAL  RISKS:

With the acquisitions of the VMD business and intellectual property assets, we are subject to certain risks and uncertainties. In considering whether to acquire our common stock, you should carefully consider the risk factors described below. You should consider these risk factors, together with all of the other information in this 10K Report and the documents we have incorporated by reference, before you decide to purchase shares of our common stock.

The following risks and uncertainties are not the only ones we face. Risks and uncertainties which either we do not know about or we currently believe are immaterial may also materially impair our business operations. If any of the following risks occur, our business, results of operations, financial position or cash flows, could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

                                     Page 7
TECHNOLOGY  RISKS

We have no history of revenue, and expect to continue to incur operating losses until such time as our first generation products achieve commercial acceptance.

We have no revenue history and therefore we have not achieved profitability. We expect to continue to incur operating losses for the foreseeable future at least until such time the first generation products are commercialized, and only provided we are able to generate fees through royalty agreements and joint venture agreements. Any fees we could potentially generate would most likely not occur until and unless the actual products are produced after validation of the industrial prototype.

We have never generated any revenues or profits, and there is no assurance that, in the future, we will be profitable on a quarterly or annual basis. We anticipate that we will continue to incur losses until, at the earliest, our first generation of products achieve commercial acceptance and we generate enough revenue from the sale or licensing of our products to offset our operating costs. We have limited capital resources.


OUR  LIMITED  OPERATING  HISTORY  MAKES  IT  DIFFICULT TO EVALUATE OUR BUSINESS.

We have not yet generated any revenues from the sale of products. Although we have completed our industrial prototypes, we do not anticipate generating material revenue from the sale of products in the immediate future. Accordingly, there are no meaningful period-to-period comparisons of our operating results from which to evaluate our performance. The lack of performance history of our products, our limited forecasting experience and processes and the emerging nature of our target markets makes forecasting our future sales and operating results difficult.

We cannot assure you that any revenues generated in the future, if any, will be sufficient to finance the complete cost of our research and development. We will require significant additional funds before we achieve positive cash flow from operations. Our future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and our marketing efforts. Terms on which we may raise additional capital may include restrictions that could create difficulties in obtaining future financings, limit our options for changing the business and cause substantial cash flow problems. Any equity raises of additional stock or convertible debt financing which we obtain, if any, could result in substantial dilution to stockholders.




NEED  FOR  ADDITIONAL  CAPITAL:

We may have to raise additional capital through Private Placements of equity shares. If we are unable to secure additional sources of capital we will need to substantially curtail our level of research and development efforts and other activities. We anticipate that we will require substantial additional financing to fund our working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to us. There can be no assurance that we will be able to raise additional cash if our cash resources are exhausted. Our ability to arrange such financing in the future will depend, in part, upon the prevailing capital market conditions as well as our business performance and the success of our prototypes.

RISKS  IN  COST  ESTIMATES  FOR  FUTURE  MASS  PRODUCTION:

These risks are the most difficult to assess at this stage of development. Changes might occur in the estimated cost of equipment needed for commercial VMD mass production and distribution. An important attribute of our technology is that it is based on standard red laser technology which we believe will result in minimum infrastructure costs as opposed to the competing Blue-Ray products, which are believed to require significant infrastructure costs. This is the most important competitive edge we may have over industry giants such as Sony and the Blu-Ray consortium, and other giants such as Toshiba and NEC, and others. In the event the cost for mass producing the products proves to be materially more expensive than anticipated, it may cause the product to be too expensive as a result of the higher than anticipated production cost, and thus less competitive with the Blu-Ray products or other products developed by industry giants such as NEC and Toshiba which may have a material adverse effect on our company and on the price of our stock.

INTELLECTUAL  PROPERTY  RISK:

WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY PROTECT OUR VMD TECHNOLOGY AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Intellectual property Risks - Our initial patent application has not yet been fully assessed by a patent office, so there is still a possibility, that some prior art or similar recent application may be found that would significantly reduce the value of intellectual property which would have a material adverse effect on our company and the price of our stock. We expect to develop trade secrets and may seek patent or copyright protection for trade secrets. We cannot assure you that we will develop trade secrets or seek patent or copyright protection for any or all of them. We have entered into and intend to enter into confidentiality and non-disclosure agreements to protect one or more trade secrets which we or our employees or independent contractors may develop, but we cannot assure you that we will do so or that the appropriate parties will maintain the confidentiality necessary to protect our trade secrets. A failure to maintain one or more trade secrets could have a material adverse impact on us.

We may offer products in the U.S. and in foreign countries based on the patented Versatile Multilayer Disc (VMD). However, certain countries in the Pacific Rim and elsewhere may not offer the same degree of intellectual property protection that the U.S., European Community and Japan afford. Therefore, we may be unable to enforce our patent rights in those jurisdictions, even if we are able to obtain intellectual property rights.

We cannot guarantee that any patents, copyrights, trade secrets, trademarks or domain names that we develop or obtain will provide sufficient protection to us. Furthermore, we cannot assure you that other parties will not challenge the validity of our intellectual property results or that other parties will not assert affirmative defenses to infringement or dilution. If another party succeeds in developing optical data storage technology comparable to VMD without infringing, diluting, misusing, misappropriating or otherwise violating our intellectual property rights, our financial condition may materially suffer.

WE MAY REQUIRE ADDITIONAL TECHNOLOGY IN ORDER TO SUCCESSFULLY DEVELOP AND LICENSE OUR TECHNOLOGY.

We believe that we have researched a substantial amount of technology for our products. However, we may need to develop or acquire some additional technology in order to produce products that are ready for commercial sale or licensing. If we cannot develop the additional technology that we need in order to be able to sell the products, we may have to purchase technology from others. We cannot promise or accurately forecast whether we will succeed in performing these acquisitions.

BUSINESS  RISK:

DEPENDENCE  ON  KEY  PERSONNEL

We depend upon certain key personnel, and we may become unable to maintain or attract, knowledgeable and experienced personnel vital to our financial success.

In order to succeed, we depend upon our ability to attract and retain highly qualified technical and management personnel, including experts in the field of optical storage technology and the sciences underlying such technology. We cannot assure you that we will be able to attract and retain the qualified personnel we need for the business. We have entered into an Agreement with V-Tech, LaDIS and Silicone Valley Plc. for the research and development of the prototypes and commercializing the products. Should any of the required crucial scientists leave V-Tech, LaDIS or Silicon Valley Plc. our research and development efforts and capabilities might be adversely impacted. A departure of required scientist could delay our ability to successfully market or bring our products to market. Qualified scientists and other technical personnel are in high demand and are often subject to competing offers. We face competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We do not currently maintain "key man" insurance for any personnel. We have attempted to retain our key personnel, including our officers & directors by providing them with attractive incentive packages, which include competitive salaries and stock grants. However, we cannot assure you that these incentives will guarantee retention of our key employees.


WE  MAY  BECOME  FINANCIALLY  DEPENDENT  ON  ONE OR A SMALL NUMBER OF CUSTOMERS.

Because we are a research and development company, we have not developed a customer base for our products. We hope to establish joint ventures and licensing arrangements with strategic partners to license VMD technology. In the future, it is possible that we, the joint ventures and licensees will have sales to one or a small number of customers which equal ten percent or more of our consolidated revenues. This would subject us to depending on that supplier or joint venture partner, which could have an adverse effect on our company and on the price of our shares.

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AMONG THE SHAREHOLDERS TO WHOM WE ISSUED SHARES IN EXCHANGE OF THE VMD ASSETS, INCLUDING NEWLY APPOINTED OFFICERS AND DIRECTORS, MAY PREVENT CURRENT AND NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. On May 10, 2005, an additional 10,000,000 shares were issued to an affiliate of the company in exchange of $200,000 investment. See also Subsequent Events regarding additional issuance of shares to principals and executive staff.



PROVISIONS OF CORPORATE LAW AND OUR CERTIFICATE OF INCORPORATION COULD DETER TAKEOVER ATTEMPTS.

The provisions of the corporate law of our state of incorporation and our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if the change of control would benefit the stockholders.

COMPETITION:

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued in competition to our technology, including some by private companies for which information is difficult to obtain. Most of all our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to produce high capacity, next generation discs that could effectively compete with the current blue-ray products being produced by Industry Giants such as Sony, NEC, Toshiba, etc. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we will suffer a competitive disadvantage. As a result, we may be unable to compete successfully in the market place which could have a material adverse effect on the price of our stock.

INDUSTRY  RISKS:

OUR  EXPECTED  PRODUCTS MAY BE SUBJECT TO VARIOUS LEGAL AND REGULATORY CONTROLS.

We are unaware of any particular electrical, telecommunication, environmental, health or safety laws and standards that will apply to our products. While we do not anticipate special regulations of our products, we cannot assure you that we will not have to comply with laws and regulations of domestic, international or foreign governmental or legal authorities. Compliance with these laws and regulations could have a material adverse affect on us.

WE MAY BE UNABLE TO OBTAIN SUFFICIENT COMPONENTS ON COMMERCIALLY REASONABLE OR SATISFACTORY TERMS, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION.

It is common in the data storage technology manufacturing and assembly industry for certain components to be available only from a few or sole-source suppliers. We cannot assure you that the key components for future products will be available from more than a few suppliers. Therefore, we, our joint ventures and our licensees may experience difficulty in obtaining a sufficient supply of key components on a timely basis. We hope to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities, thus controlling the cost of current and future models of our future products.

We cannot assure you that we will be able to obtain a sufficient supply of components on a timely basis or on commercially reasonable terms. The same supply and cost problems could adversely affect our sales of products. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays, could prevent joint ventures from producing sufficient quantities of our products to satisfy market demand. Additionally, in the case of a component purchased exclusively from one supplier, joint ventures could become unable to produce any quantity of the affected products until the component becomes available from an alternative source. These problems could cause delays to product shipments, thereby increasing the joint venture's material or manufacturing costs or causing an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause joint ventures and licensees to modify the design of our products to use a more readily available component. These design modifications may also result in product performance problems. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect our business and financial results.

Due to potential intellectual property claims and litigation that parties may initiate against us, we may suffer economic losses and become unable to research, develop or license the sale or manufacture of the technology.

As is typical in the data storage industry, other parties may in the future notify us of claims that may be infringing, diluting, misusing, misappropriating or otherwise violating our intellectual property rights. It is impossible to predict the outcome of such potential claims, and we cannot assure you that the relevant authorities will resolve the potential claims in our favor. We also cannot assure you that an unfavorable resolution of a claim will not have a material adverse effect on our business or financial results. In particular, there has been significant litigation in the data storage industry relating to infringement of patents and other intellectual property rights. We cannot assure you that future intellectual property claims will not result in litigation. If another party were to establish infringement, dilution, misuse, misappropriation or any other intellectual property rights violation, we or our joint ventures might have to pay substantial damages, or courts might enjoin us from developing, marketing, manufacturing and selling the infringing products in one or more countries. In addition, the costs of engaging in intellectual property litigation can be substantial regardless of outcome. If we seek licensure for intellectual property that we cannot otherwise lawfully use, we cannot assure you that we will be able to obtain such licensure on satisfactory terms. We might not own intellectual property that we believe we own or that we need in order to successfully research, develop and license our technology.



RISKS  RELATED  TO  OUR  COMMON  STOCK

THE  MARKET  FOR  OUR  COMMON  STOCK  MAY  BE  ILLIQUID.

Historically the trading volume of our common stock has been very low. There can be no assurance that volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

WE  MAY  EXPERIENCE  VOLATILITY  IN  OUR  COMMON  STOCK  PRICE.

The stock market and especially the stock prices of technology companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of our common stock without regard to our operating performance. The market price of our common stock could significantly decrease at any time due to this volatility. The uncertainty that results from such volatility can itself depress the market price of our common stock.

We do not expect to generate cash flow from operations for the foreseeable future. Consequently, we will be required to raise additional capital against the issuance of equity which will cause dilution to existing shareholders. There is no assurance that we will be successful in raising additional capital under acceptable terms.

DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN"; YOU MAY LOSE ALL OF YOUR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS.

Our ability to continue as a going concern is subject to substantial doubt given its current financial condition and requirements for additional funding. There can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products and services under development. As a result of the foregoing, we anticipate that our auditors will express substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

WE  ARE  CONSIDERED  A  PENNY  STOCK

Our stock is characterized as a Penny Stock which has a huge adverse effect on the price and liquidity of our stock. The regulations relating to penny stocks limit the ability of broker-dealers to sell our common stock and thus affect the ability of shareholders to sell their common stock in the secondary market which may have a material adverse effect on the price of our stock.

INVESTORS WHO NEED IMMEDIATE OR FUTURE INCOME SHOULD REFRAIN FROM THE PURCHASE OF OUR COMMON STOCK.


We do not intend to pay dividends to the holders of our outstanding common stock in the foreseeable future. Investors who need immediate or future income by way of dividends from their investment should refrain from the purchase of our common stock.

ITEM  2:  DESCRIPTION  OF  PROPERTY

In the second quarter of 2005 we moved our operations from Brooklyn NY to the UK at the address of:

195 The Vale London W3 7QS,
United Kingdom Tel: +44 208 746
2018  Fax:  +44  208  749  8025.

We  conduct  R&D  in  the  following  locations:

LaDIS  Ltd",
Id  No.  3  0  5  3  8  6  9  2
Legal  address:  79060,  Ukraine,
L`viv-60,  3  Naukova  Str.
Tel.:  +380  (322)  40-97-55
Mailing  address:  79060,  Ukraine,
L`viv-60,  p/o  box  2682

V-technology,  Ltd.
2027729000880
Address:  RF,  Moscow  117454,
Vernadskii  Prospect,  78,building.7

Silicon  Valley  PLC,
19  Cavendish  Square,
London  W1A  2AW

Turtle  Technologies  (India)  Pvt  Ltd,
'Prayogashala',  Auroville  605101,
Tamil  Nadu,  India



ITEM  3:  LEGAL  PROCEEDINGS

We  are  not  currently  nor  have  ever  been a party to any legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE

During the fiscal year ended on June 30, 2005, there were no matters submitted to a vote of the Company's shareholders.



PART  II


ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  STOCK


As of June 30, 2005, the company had issued and outstanding 110,287,285 Common Shares. No prefered shares have been issued to date.

On April 20, 2001, the Company's registration statement was rendered effective by the SEC. The Company's common stock has been listed on the NASD OTC Bulletin Board with the symbol of NMEN. The following table sets forth the range of high and low sale prices for our common stock for each full quarterly period for the fiscal year ended June 30, 2005.


FISCAL  YEAR  ENDING  June  30,  2005

Quarter                   Low   High
---------------------  ----  ----



First                   .07   .46
Second                  .05   .37
Third                   .055  .26
Fourth                  .25   .04



ITEM  5A.  SELECTED  FINANCIAL  DATA:

The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2005 Audited by Morgenstern & Company and for the year ending June 30, 2004 audited by N. Blumenfrucht.





                                June 30      June 30,
                                      2005      2004
                           -----------  --------

Income  from  Operations.          -0-       -0-
-------------------------  -----------  --------
Total Current Assets. . .      241,388   $   143,147
-------------------------  -----------
Total Assets. . . . . . .   15,539,062    15,147,078
-------------------------  -----------
Total Current Liabilities      136,393         53,314
-------------------------  -----------
Total Stockholders Equity   15,539,062    15,093,764
-------------------------  -----------










ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION:

FORWARD  LOOKING  STATEMENTS

Some of the information in this 8-K Report or the documents we incorporate by reference in this 8-K Report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

     .  Failing  to  produce  a  workable  product.

     .  failure  to  raise  sufficient capital to fund business operating plans;

     . market conditions and demand for new optical storage Media development and storage technology;

     . our competitors' ability to successfully develop new technologies to satisfy demand for data storage;

     . difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;

     . difficulties in competing successfully in the markets for new products with established and emerging competitors;

    . difficulties with single source supplies, product defects or product delays;


     . difficulties in forming and maintaining successful joint venture relationships;

     . difficulties in obtaining, maintaining and using intellectual property protections;

     .  changes  in  data  storage  technological  protocols  and  standards;

     . difficulties in state, federal, foreign and international regulation and licensing requirements;

     .  litigation  actions  by  directors,  employees,  investors  and  others;

     .  limited  operation  and  management  history;

     .  dependence  on  key  personnel;

    .   Inability  to  conclude  the  relationship  as  outlined in the letter of intent executed with E-World and Eros into definitive agreements.

     .  other  factors  discussed  in  this  10K  Report

See  Also  Risk  Factors  in  Item  1.  under  Business.

We are a development stage company currently engaged in the development of our proprietary technology, VMD , a next generation, high capacity storage discs as described in the "Business" description. We have generated no revenues to date.

We have entered into agreements with V-Tech, LaDIS and Silicon Valley Plc. for the research and development of the prototypes and Commercializing the Products. V Tech, consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multi-layer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, LaDis and Silicon Valley Plc. belongs to us. The overall management of our Company is carried out from our headquarters in the UK. Silicone Valley Plc. and V Tech are related parties. See Related Party Transactions # 3 and 6. See also LaDis Agreement Exhibit 2 to 10K Report.

As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. During the second quarter we achieved six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. We have conducted a series of road shows across the globe to demonstrate the VMD products to select groups at CEBit, Germany in the UK, India and the US.

The company plans to begin to gear up for production of VMD discs in the fourth quarter 2005. In order to do so, the company will need to raise additional capital to finance the manufacturing facility and engineering teams.

On June 23, 2005, the Company converted the following outstanding obligations owed to two of its principal shareholders into The Common stock of the company. May Ltd. $87,000 debt converted into 1,740,000 Common shares TriGM Ltd. $87,000 debt converted into 1,740,000 Common Shares. See Related Party Transactions # 9. See also Incorporation by reference Exhibit 7.

On June 24, 2005, New Medium Enterprises, Inc. entered into a strategic agreement with Eros Media Ltd, a leading distributor of Bollywood movies worldwide and mainstream western media in India. See Incorporation by reference
Exhibit  9.

On June 25, 2005, New Medium Enterprises, Inc. and E-World Technology Co. Ltd. Executed a Memorandum of Intent to form a joint R&D program for the production of a disc player which will incorporate/ combine EVD and VMD technologies. See Incorporation by reference Exhibit 10.


Plan  of  Operations  for  the  next  12  months:

The company's management plans to pursue an active policy towards growth and the creation of revenue through means of strategic alliances, joint ventures and acquisitions within the realm of content providers, manufactures, replicators and drive manufacturing OEMs.

In the next twelve months, we plan to work towards finalizing the Letters of Intent with E-World and executing the agendas as described.

NME Inc and E-World have been in dialogue since the beginning of the year, and are working towards finalizing a definitive agreement for a commercial partnership to exploit NME's VMD technology under which the objective is for E-World to adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

E-World is one of China''s largest DVD and consumer electronics design companies. They own EVD, a technology that currently includes a lower quality High Definition optical disc and player format validated by the Chinese Government for the Chinese market. E-World's EVD and other technologies are DVD 'red laser' based as they see it as the current market standard.

E-World is currently seeking expansion funding and has aspirations to trade outside of mainland China.

We are seeking growth funding and is keen to expand in to Far Eastern and other emerging DVD markets.


E-World provides its customers with one-stop DVD based products and services such as software development, hardware design and system integration. The Company's current main products are special EVD chips developed in conjunction with US companies as LSI Logic (LSI), ST Microelectronic, and Sigma Designs.

E-World owns EVD key technologies and the EVD trademark. The company has applied for 29 items technology patents related to EVD of which 9 items have already acquired authorization and 20 are pending. An additional 40 items are being prepared for application.

The company's aim is to make high definition multimedia entertainment possible and affordable while allowing the partners upstream (content owners) and downstream (player manufacturers and content distributors) to maintain good profit margins. By using the current generation red lasers and current technology disc media, E-World recognized that red laser based disc formats were currently the only consumer affordable format able to make full use of High Definition Capable Televisions such as most Plasma Displays and LCD TV's as well as some Projection TV's and CRT's. This makes the EVD, and by agreement, VMD formats a very attractive and cost effective product for any markets where there is a high penetration or growing sales of HD capable TV.

Foreign control of core intellectual property has been a major problem restricting the development of the DVD industry of China for many years. Foreign companies mastered and control the kernel technology, and Chinese enterprises have been restricted to the role of only being the factories. The country's industry has hoped to develop its own kernel technology and set up new industrial standards to control its own fate. EVD became that solution, licensed for production in February 2005.

The business combination would allow E-World to expand overseas whilst enhancing it's EVD red laser standard with VMD's compatible technology, gaining much greater capacity, NME''s Western World momentum and potential markets.


E-World,  China

NME Inc. has signed a Memorandum of Intent with E-World Technology Co., Ltd, a Chinese public listed company engaged in the development of electronic chip and board technology. E-world is the developer of EVD which is currently selling in China. Under the parameters of the agreement NME Inc. and E-world will collaborate on R&D to develop a dual EVD/VMD player.

E-world will have access to the VMD technology in China, royalty free while NME Inc. will be free to market the player technology to the rest of the world, and charge a royalty for it.

NME Inc. will also grant E-World the right to produce VMD optical discs in China under the Brand of EVD.

For such a right NME Inc. will have the right to royalty payments as will be agreed by separate agreement. E-World has agreed to place an order of 100,000 VMD discs from NME Inc. for pilot marketing work in China for 2005 subject to the positive result of the aforementioned R&D collaboration.

The parties are working towards establishing a joint international Marketing company operating from a jurisdiction outside of China, to market VMD and EVD products, including the players, compression technologies, audio systems, VMDs and the HD digital cinema systems.

Additionally, E-World will also allow NME to act as a marketing channel for E-World products in other world markets.


While negotiations are ongoing and look favorable, there is no assurance that there will be a successful conclusion to these negotiations and that the company will achieve its stated objectives in this relationship as enumerated above. As with any negotiations there is always the possibility of differences developing in the fine points that may hamper a successful conclusion to this relationship.

Eros,  India

Bollywood is the most prolific film industry in the world. Eros is the single largest International distributor of Bollywood films worldwide with over 70% market share in the business. It has distributed some of the biggest Bollywood blockbusters of all times - Dil Se, Hum Aapke Hain Kaun, Taal, Saath Hain, Dilwale Dulhaniya Le Jayenge to name a few. Eros''s content library includes: approximately 2,000 Indian film titles approximately 20,000 Indian music and dance videos documentaries, sport and other genres.

According to the Letter of Intent executed with Eros, see Exhibit 10 , Eros will have rights to use VMD to distribute all the above content plus any new movies acquired or produced by Eros and plans to do this on 500,000 VMD discs later this year. Eros plans to show its movie Shabd at the Cannes film festival in High Definition on a VMD disc and corresponding VMD drive.

The other key terms of the agreement are; Eros has the right to showcase all of its content on VMD optical discs in high definition (HD) to promote itself and its content to the market. Eros will commercialize at its own expense 50 block buster Bollywood titles for 2005. These expenses will include: manufacturing of the VMD discs stamping the content onto the discs distribution and marketing of HD Bollywood movies on VMD Eros will place an order for 500,000 VMD discs (50 films, 10,000 each) for Christmas 2005, with a mutually agreed replicator. Eros has taken a 5% stake in our Company.

Short  Term

We anticipate The next stage of growth for the Company is securing the current bridgehead with partners and with funding in place the bring VMD to market:
Conclude funding round and orchestrate pilot launch Early sales of content on VMD discs with content partners. In order to execute the planned agenda with E-World, we will be required to raise $5 Million in additional capital. See Also Subsequent Events Regarding the $1,500,000 recently raised in the sale of unregistered securities. According to E-world it is seeking $8.5m funding for growth expansion, which it anticipates will raise the revenues from $4.3m to $ 13.0m in the next financial period. We are seeking to raise an additional $3.5m to compliment the $4.0m already raised through investment and partners facilities. There is no assurance that we and or E-world will be successful in raising additional funds.

Medium  Term

Provided we are successful at our Short Term agenda, We anticipate The focus will change to support much larger and wider scale operations in support of its partners and licensees, establishing VMD as the key content delivery and data storage platform in target markets: Building partners and channels for scalability through licensing Securing relationships with other OEMs, (for future HD markets) Providing support and marketing operations with partners in target markets and regions Licensing VMD to a major blank disc replicator for the PC market To have VMD firmware upgrade technology installed as standard in all new DVD players being produced for key markets.

Long  Term

As market penetration increases in each region, the Company's priorities will emphasise bringing in key people to support an international development, licensing and brand marketing business, and with an underlying strategy for acquisition from this forward.


Liquidity  and  Capital  Resources:

On June 30, 2005, we had available in cash the sum of $196,529 . See also additional financing we secured In subsequent events item # 14.


During the Fiscal year ending June 30, 2005, the company raised funds through warrant exercise and private equity transactions from various investors:

1. During the first quarter we generated $62,500 from warrant exercise proceeds.

2. n August 2004 the Company issued 5,000,000 common shares to an individual in exchange for $1,000,000. See Incorporated by Reference Exhibit 1.

3. During the second quarter we generated $100.000 from warrant exercise proceeds.

4. On April 7, 2005 the Company received $200,000 investment from an accredited investor, May Ltd. an affiliate of the Company. The company issued 10,000,000 Million common shares to the Investor at $0.02 cents (Two Cents) per share. See also Related Party Transactions. See also Incorporated by Reference Exhibit 3.

5. On June 14, 2005 the company received $400,000.38 investment from an Accredited investor. The company is issuing 5,804,594 common shares to the Investor at a price of $0.0689 cents per share. See also Incorporated by Reference Exhibit 5.

We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of June 30, 2005 no agreements have been undertaken to obtain any funding. The warrants are exercisable at price ranges from $.25 per share to $1.50 per share. The company does not expect that warrants will be exercised if the prevailing price of the stock at such time of exercise is below or at the exercise price.

We are currently in discussions with several possible sources of funds. Outside Of the investment of $1,500,000 described in Subsequent Events, #14, no new agreements have been entered into. There is no assurance that the company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds. In the event the company is unable to raise the necessary funds, it will be forced to significantly curb its activities in order to preserve its capital.

ITEM  7  .  FINANCIAL  STATEMENTS

                       MORGENSTERN  &  COMPANY,  CPA's,  P.C.
                          CERTIFIED  PUBLIC  ACCOUNTANTS
                          40  Exchange  Place,  Suite  1820
                               New  York,  NY  10005
                              TEL:  (212)  925-9490
                              FAX:  (212)  226-9134
                            E-MAIL:  MORGENCPA@CS.COM



The  Board  of  Directors  and  Stockholders
New  Medium  Enterprises,  Inc.

We have audited the accompanying consolidated balance sheets of New Medium Enterprises, Inc. (A development stage company) and as of June 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the period August 2, 1999 (inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc. as of June 30, 2005 and 2004 and the results of its operations and cash flows for the period August 2, 1999 through June 30, 2005 in conformity with accounting principles generally accepted in the United States.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, The Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include and adjustments that might result from the outcome of this uncertainty.


                              /s/ Morgenstern  &  Company,  CPA's,  P.C.
                              Certified  Public  Accountants


New  York,  NY
October  21,  2005








                          NEW MEDIUM ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              FOR THE YEARS ENDING
                          June 30, 2005 - June 30, 2004
                                                                          ASSETS

                                                                      JUNE 30, 2005    JUNE 30, 2004

CURRENT ASSETS
CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . .  $      196,529   $      103,930
INVESTMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            8,540
PREPAID EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           30,667
ESCROW DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,859                -

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .         241,388          143,137

PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . .         179,140          158,040
LESS: ACCUMULATED DEPRECIATION . . . . . . . . . . . . . . . . . . . . .         (65,326)         (31,608)
                                                                                 113,814          126,432

INTELLECTUAL PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . .      15,183,860       14,877,509

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,539,062   $   15,147,078


             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
ACCRUED EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      136,393   $       53,314

      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .         136,393           53,314

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 PREFERRED STOCK $.0001 PAR VALUE,
 AUTHORIZED 10,000,000 SHARES;
 NONE ISSUED
 COMMON STOCK, $.0001 PAR VALUE,
 AUTHORIZED 200,000,000
 & 100,000,000 SHARES, ISSUED AND

 OUTSTANDING
 119,571,344 & 92,147,220 SHARES . . . . . . . . . . . . . . . . . . . .          11,957            9,215
 ADDITIONAL PAID IN CAPITAL. . . . . . . . . . . . . . . . . . . . . . .      18,827,404       16,443,185
 ACCUMULATED OTHER
COMPREHENSIVE (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,980)         (11,658)
 DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE . . . . . . . . . . . . . . . . . . . . . . . . .      (3,420,712)      (1,346,978)

 TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . .      15,402,669       15,093,764

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,539,062   $   15,147,078

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     FOR THE PERIODS



   ACCUMULATED

                                                                            FOR THE YEAR      FOR THE YEAR       FROM INCEPTION
                                                                                ENDED             ENDED         (AUGUST 2, 1999)
                                                                            JUNE 30, 2005     JUNE 30, 2004    THRU JUNE 30, 2005


Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              -   $            -   $          1,291.00

Operating Expenses

General and Administrative . . . . . . . . . . . . . . . . . . . . . . .           933,267           94,460             1,557,680
Research and Development Costs . . . . . . . . . . . . . . . . . . . . .           971,290                0             1,533,867
Officer's Compensation . . . . . . . . . . . . . . . . . . . . . . . . .           136,816           62,000               380,046
Loss on Disposition. . . . . . . . . . . . . . . . . . . . . . . . . . .                 0           16,345
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,718           31,608                82,776

Total Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . .         2,075,091          188,068             3,570,714

Income (Loss) From Operations. . . . . . . . . . . . . . . . . . . . . .        (2,075,091)        (188,068)           (3,570,714)

Other Income
Investment Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,557           31,585               148,911

Loss Before Income Taxes . . . . . . . . . . . . . . . . . . . . . . . .        (2,073,534)        (156,483)           (3,421,803)

Income Tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               200                0                   200

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,073,734)        (156,483)           (3,420,712)

Loss Per Common Share - Basic and  Diluted . . . . . . . . . . . . . . .             (0.02)           (0.01)
                                                                          -----------------  ---------------

Weighted Average Number of Shares Outstanding. . . . . . . . . . . . . .        84,543,598       49,515,851
                                                                          =================  ===============

The accompanying notes are an integral part of the financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                 FOR THE PERIOD
                          JULY 1, 2003,- JUNE 30, 2005


Consolidated Statement of Cash Flows
For the Years Ended
                                                 June 30, 2005     June 30, 2004
Cash flows from Operating
Net Loss. . . . . . . . . . . .. . . . . .   ($2,073,734.00)    ($156,483.00)
Adjustments to reconcile net loss to
bnet cash provided
by operating activities
Depreciation. . . . . . . . . . . . . . .  .           33,718           31,608
Stock Issued for services rendered. . . .. .          452,961           62,000
Loss on sale of securities. . . . . . . .  .           (5,044)               -
Changes in assets and liabilities:
Change in current assets. . . . . . .  . . .          (14,192)         (30,667)
Change in current liabilities . . . . . . .            83,079           46,789

Net cash provided (used ) in operating
 activities . . . . . . . . . . . . . . . . . .   (1,523,212)         (46,753)
Cash flows from investing  activities
Proceeds from sale of securities. . . . . . .           13,584                -
Purchase (writeoff) of fixed assets . . .  .          (21,100)        (158,040)
Investment in Intellectual property . ...  .         (306,351)     (14,877,509)
Investment purchased net. . . . .    .   .          -                   107,183

Net cash provided (used ) in investing
activities. . . . . . . . . . . . . . . .             (313,867)    (14,928,366)

Cash flows from financing  activities
Issuance of shares for acquisition of
Intellectual property . . . . . . . . . .                           14,521,155
Proceeds from sale of shares and warrants
 to various
officers, founders and investors. . . ...            1,934,000      -

Net cash provided (used) by Financing
activities. . . . . . . . . . . . . . . .             1,934,000     14,521,155

Net increase (decrease) in cash . . . .                   92,599       (453,964)
Cash and cash equivalents, beginning of
period. . . . . . . . . . . . . . . . . .               103,930         557,894

Cash and cash equivalents, end of period.  $            196,529   $     103,930

Supplemental Disclosures
Noncash invetsing and financing activities
Issuance of common stock in exchange for
services. . . . . . . . . . . . . . . . .  $           452,961   $       62,000
Issuance of shares for acquisition of
intellectual property . . . . . . . . . .  $           306,351   $   14,521,155




The accompanying notes are an integral part of the financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD
                          JULY 1, 2003,- JUNE 30, 2005




                                                                         Retained       Accumulated
                       Per            Common Stock                  Additional        Earnings            Other

                       Share                                             Paid-in        (Accumulated   Compehensive
                     Amount      Shares            Amount             Capital         Deficit)            Loss            Total

Balance July 1
, 2003.                        18,429,444.00   $ 1,843.00  $ 1,867,402.00  ($1,190,495.00)    11,519   $     690,269.00
----------------  ---------------  --------------  ---------------  ----------------  ---------------
Issuances of Shares
To Officer-Services
Rendered.
October 2003          0.06    1,112,000.00        111.00                                         61,889.00         62,000.00
----------------  ---------------  --------------  ---------------  ----------------
Issuance of Shares
For Purchase of
Assets.
Of$                     0.20   72,605,776.00      7,261.00    14,513,894.00                                    14,521,155.00
----------------  ---------------  --------------  ---------------  ----------------
Comprehensive
Loss.                                                                                                (23,177.00)       (23,177.00)

Net Loss Year
Ended June 30 ,2004                                                                   (156,483.00)                 (156,483.00)

Balances June 30,2004       92,147,220.00     9,215.00     16,443,185.00 ($1,346,978.00) (11,658.00)  15,093,764.00

Warrants Exercised
July & August 2004. $0.25     250,000.00        25.00          62,475.00                                          62,500.00
------------------------------------------------------------------------------------
Issuance of Shares
Services Rendered
August 2004  $         0.30     100,000.00        10.00          29,990.00                                          30,000.00
---------------------------------------------------------------------------- ------
Issuance of Shares
Services Rendered
August 2004            0.40     875,000.00        88.00         349,912.00                                         350,000.00
--------------------------------------------------------------------
Sale of Common
Shares- Investor
August 2004  $         0.20   5,000,000.00       500.00        999,500.00                                       1,000,000.00
--------------------------------
Issuance of Shares
Services Rendered
September 2004.       0.17        6,315.00          0.00          1,074.00                                           1,074.00
---------------------------------------------------
Warrants Exercised
Oct. Nov. Dec.2004    0.25      390,000.00        39.00         97,461.00                                          97,500.00

Issuance of Shares
Services Rendered
November &
December 2004          0.24       18,215.00         2.00           4,385.00                                           4,387.00
             ----------------  ---------------  -----
Issuance of Shares
For Services
Rendered Jan-2004
Until May 2005. .     0.05       1,500,000.00   150.00           67,350.00                                         67,500.00
--------------------------------   ----------------  --
Sale of Common
Shares to Investor
  May 2005              0.02      10,000,000.00 1,000.00         199,000.00                                        200,000.00
 ----------------  ---------------  --------------  --
Conversion of
Outstanding Debt.     0.05       3,480,000.00   348.00         173,652.00                                         174,000.00

Sale of Common
Shares to
Investor May 2005
Stock Issued August   0.07       5,804,594.00   580.00         399,420.00                                         400,000.00
Net Loss Year
Ending June 2005. .                                                                      (2,073,734.00)            (2,073,734.00)

Balances June 30,2005         19,571,344.00  $11,957.00   $18,827,404.00     ($3,420,712.00) ($15,980,00)$15,402,669.00




                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  development  stage  company)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                  JUNE  30,  2005

NOTE  1  -  FORMATION  AND  BUSINESS  OF  THE  COMPANY

New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period management gad decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new DVD format. It is expected to have a full prototype in the near future. As of the June 30, 2005 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

The financial statements include the accounts of New Medium Enterprises, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the costs method.

Foreign  Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (OCI).


                          NEW  MEDIUM  ENTERPRISES,  INC.
                          (A  development  stage  company)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                  JUNE  30,  2005

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities in the financial statement. Actual results could differ from those estimates.

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

Intangible  Assets


Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.
                                           Page 22


                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)


The  components  of  finite-lived  intangible  assets  are  as  follows:

                                June  30,  2005    June  30,  2004

                                 $15,183,860      $14,877,508

Components  of  finite-lived
Intangible  assets  acquired
During  fiscal  years  ended       June  30,  2005    June  30,  2004

                                $     306,351     $14,877,509



The estimated future amortization expense related to intangible asset as of June 30, 2005 is as follows:


                           2006                      1,518,386
                           2007                      3,036,772
                           2008                      3,036,772
                           2009                      3,036,772
                           2010                      3,036,772

Revenue  Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2005 and 2004 there were no significant revenues.




                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Research  and  Development
Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

Loss  Per  Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be anti-dilutive.

Stock  -  Based  Compensation

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ( SFAS 123). The Company continues to apply the accounting rules of APB No. 25. APB No. 25 measure compensation expenses on the first date at which both numbers of share and exercise price are known. Under the Company's plans this would typically be the grant date. To the extent that the exercise price equals or exceed the market value on the date of the grant, no compensation expenses is reorganized under this accounting treatment.

NOTE  3  -  LIQUIDITY  AND  PROFITABILITY

As reflected in the accompanying financial statements, the Company incurred losses for the current and prior periods and expects to incur a loss in the upcoming  fiscal  period.  Based  upon the cash utilization rate and in order to maintain the Company for the following year, management will have to raise additional funds through equity and or debt financing. Its is management's
opinion  that  it  can   raise  the  needed  capital.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005




NOTE  4  -  INVESTMENT  IN  INTELLECTUAL  PROPERTY

On January 13, 2004, the Company acquired the business and all the intellectual property assets pertaining to a new DVD format from Multidisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued
72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of that property. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, part of these funds ($150,000) was allocated to Machinery and Equipment.

The asset "Investment in Intellectual Property" , having a definite life will be amortized over its expected life using the straight-line method starting in the period reflecting the pattern in which the Company use up the benefits the asset provides.

NOTE  5  -  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes. " Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2005 the Company had a Federal and State tax net operating loss of approximately $991,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.


                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE  6  -  WEB  SITE  DEVELOPMENT  COSTS/SOFTWARE  ASSET

The Company had incurred significant costs in the development of its web sites and e-commerce capabilities. Management had elected to treat all web site development costs under the guidance of the Emerging Issues Taxes Force (EITF). The EITF recommends following the guidelines of Statement of Position 98-1. Under SOP 98-1, software developed for internal use is capitalized during the development stage costs, which are capitalized and amortized. Certain costs in the amount of $245,000 were charged to research and development expense on the statement of operations in a prior period during the period ended June 30, 2002, management had determined that the Web Site was o longer feasible and had written of the remaining balance and expensed it during that period.

NOTE  7  -  INVESTMENTS

The Company has purchased shares of publicly traded companies on the open market. These investments are shown at market value as of the balance sheet date. Unrealized gains and losses on investments are shown a separate component of stockholders equity.

No  value  has  been  assigned  to  these  investments.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

The  Company  rents  space  from  a  related  party  on  a  month-to-month base.

In connection with the acquisitions the Company issued 72,605 shares of its stock to the shareholders of Multitask and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price for $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties providing services to the Company in lieu of compensation. A total of 1,300,000 warrants were lowered to .25 cents exercise price. On July 18, 2003 the Board of Directors voted to extend the Series A, B, C, D and E warrants until July 2005. According the acquisition agreement


                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES  (continued)

With MultiDisc Ltd and TriGM International, the Company was obligated t pay certain milestone payments amounting to $87,000 to each upon the raising of capital in excess of $500,000. Payment total $174,000. In August 2004 the Company entered into consulting agreement for consulting services. The Company paid a fee of $75,000 and issued 875,000 common shares the shares were valued at $.40, which approximates the fair market value of the shares at the date of issuance.

Legal  Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.


Related  Party  Transactions

The Company rents space from a related party. Rent expense to the year ended June 30, 2005 totaling $46,683. During the ordinary course of business the Company has obtained short-term working capital loans from both related parties and investors. There are no balances due as of June 30, 2005.

NOTE  9  -STOCKHOLDERS'  EQUITY

The Company's authorized capital stock consists of 100,000,000 shares of common stock (par value of $.0001) and 10,000,000 shares of non-voting preferred stock (par value $.001).

The original par value had been $.001 per share. In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements have been restated retroactively to recognize the new valuation.

The Company offered for sale 480 "A" units, 160 "B" units and 100 "C" units of its securities.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE  9  -STOCKHOLDERS'  EQUITY  (continued)

A "A" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class A warrants. Each Class A warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.50. The warrants were to expire July 31, 2002. Each unit sold for $5,000. The warrants were extended to July 31, 2003.

A "B" unit consisted of 5,000 shares of the Company's common stock, and 7,500 Class B warrants. Each Class B warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.00. The warrants were to expire July 31, 2002. Each unit sold for $3,750. The warrants were extended to July 31, 2003.

A "C" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class D warrants. Each Class D warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.25. The warrants were to expire July 31, 2002. Each unit sold for $12,500. The warrants were extended to July 31, 2003.

On August 20, 1999 the Company sold to various investors and officers 12,620,000 shares of common stock, 3,080,000 Class A warrants (exercisable at $1.50 per share), 330,000 class B warrants (exercisable at $1.00 per share), 2,580,000 class C warrants (exercisable at $.50 per share). Total consideration received was $12,670.

On September 2, 1999 the Company sold through a private placement 251 Class A units for a total gross consideration of $1,255,000 and 52 B units for a total gross consideration of $195,000.

In January 2000 the Company sold through a private placement 21.3 C units for a total gross consideration of $266,250.


                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE  9  -STOCKHOLDERS'  EQUITY  (continued)

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

In October 2000 the Company purchased 3,750,000 common shares from some of its original investors for $3,750. The Company issued to these shareholders: 200,000 warrants exercisable at $.75 per share and 300,000 warrants exercisable at $1.00 per share. The 3,750,000 common shares were returned t the Company's treasury.

On October 3, 2001 the Company issued 4,444,444 common shares to its president for services rendered. These shares were valued at $150,000, which represents the fair market value of the shares at the date of issuance. The statement of operations was charged in the current period for this amount.

During April 2002 the Company issued shares to a concern, which had rendered services on behalf of the Company. These shares were valued at $500, which represents the fair value at the date of issuance and have been charged to the statement of operations.

On  October  2001  the  Company  issued  8,000,000  non-qualified stock options.



                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE  9  -STOCKHOLDERS'  EQUITY  (continued)


On March 31, 2003 the Company issued 2,000,000 common shares to its president for services rendered. These shares were valued at $50,000, which represents the fair market value of the shares at the date of issuance. The statement of operations was charged in the current period for this amount.

On March 31, 2003 the Company issued 10,000 shares to a consultant who had rendered services on behalf of the Company. These shares were valued at $300, which represents the fair market value at the date of issuance and have been charged to the statement of operations.

On October 2003 the Company issued 1,112,000 common shares to its president for services rendered. These shares were valued at $62,000, which represents the fair market value of the shares at the date of issuance. The statement of operations was charged in the current period for this amount.

In January 14, 2004 the Company voted to raise the authorized common shares from 100,000,000 to 200,000,000 and changed the par value to $.0001 per share.

On July 22, 2004 the Company issued 100,000 shares to a consultant. The shares were valued at 30,000.

On July 22, 2004 the Company issued 100,000 shares to a warrant holder against receipt of $25,000 in Warrant Exercise proceeds. Shares were valued at 25,000.

On August 5, 2004 the Company issued 150,000 shares to a warrant holder against receipt of $37,500 in Warrant Exercise proceeds. Shares were valued at 37,500.

On August 11, 2004 the Company issued 555,000 shares to a shareholder part of the acquisition group which shares should have been issued on January 14 along with the other issuances. Valuation of the shares was included in the calculations of January 14, 2004 for an aggregate of $14,521,155.

                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE  9  -STOCKHOLDERS'  EQUITY  (continued)

On August 6, 2004 the Company entered into a Consulting Agreement with Business Plans Ltd. for consulting services pertaining to strategic planning, business management, marketing, strategic alliances, and industry contacts. The company paid a fee of $75,000 and issued 875,000 on August18 as of August 6. Shares were valued at 350,000.

On September 14, 2004 the Company issued 6,315 shares to a consultant. Shares were valued at 1,074.

On November 4, 2004 the Company issued 100,000 shares to a warrant holder against receipt of $25,000 in Warrant Exercise proceeds. Shares were valued at 25,000.

On November 8, 2004 the Company issued 7,500 shares to a consultant. Shares were valued at 1,875.

On November 29, 2004 the Company issued 100,000 shares to a warrant holder against receipt of $25,000 in Warrant Exercise proceeds. Shares were valued at 25,000.

On December 2, 2004 the Company issued 100,000 shares to a warrant holder against receipt of $25,000 in Warrant Exercise proceeds. Shares were valued at 25,000.

On December 10, 2004 the Company issued 90,000 shares to a warrant holder against receipt of $25,000 in Warrant Exercise proceeds. Shares were valued at 25,000.

On December 23, 2004 the Company issued 11,250 shares to a consultant. Shares were valued at 1,812.

On May 9, 2005 the Company issued 1,500,000 common shares to its former CEO, Ethel Schwartz for services rendered from January 2004, until May 2005, in lieu of cash salary. Shares were valued at $67,500.


                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE  9  -STOCKHOLDERS'  EQUITY  (continued)

On May 10, 2005 the Company issued 10,000,000 common shares to May Ltd against receipt of $200,000. May Ltd. is an affiliate of the company, see related party transactions.

On June 23, 2005, the Company converted the following outstanding obligations owed to two of its principal shareholders into the common stock of the company. May Ltd. $87,000 debt converted into 1,740,000 common shares
TriGM $87,000 debt converted into 1,740,000 common shares. Shares were valued at $87,000 for each issuance.

On June 14, 2005 the company received $400,000.38 investment from an accredited investor. The company is issuing 5,804,594 common shares to the investor at a price of $0.0689 cents per share valued at $278,629. Shares were issued on August 18, 2005 as of June 14, 2005. The investor will have the right to exercise 2,000,000 common shares at the price of $.10 cents per share within 180 days from June 9, 2005.

In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of Multitask and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price for $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties involved in the abovementioned acquisition. This warrants were transferred in lieu of compensation for services rendered. A total of 1,300,000 warrants were transferred.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.




                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE  10  -  SUBSEQUENT  EVENTS

On August 18, 2005 the Company issued 1,000,000 shares to Mahesh Jaranayaranan our CEO who allocated 750,000 of these shares to affiliates and various family members. Shares were valued at $100,000.

On August 18, 2005 the Company issued 84,768 to Quoros Limited for services rendered. Shares were valued at $8,476.

On August 18, 2005 the Company issued to Eros Media Ltd. 5,515,354 pursuant to an agreement into by and between Eros Media Ltd. and New Medium Enterprises, Inc. Shares were valued at $551,535.

On September 15, 2005 as of June 28, the Company issued 915,080 to the pre-acquisition shareholders for their contribution of approximately $46,000 in excess funds over and above the required amount of $589,500. Shares valued at $46,000.

On September 20, 2005 the Company issued 250,000 shares to its COO for services rendered. Shares were valued at $25,000.

On September 20, 2005 the Company issued 250,000 shares to its CFO for services rendered. Shares were valued at $25,000.

On September 20, 2005 the Company issued 250,000 shares to its Chairman for services rendered. Shares were valued at $25,000.

On September 20, 2005 the Company issued 250,000 shares to its Treasurer for services rendered. Shares were valued at $25,000.

On September 20, 2005 the Company issued 1,000,000 shares to its CEO for services rendered. Shares were valued at $100,000.

On September 20, 2005 the Company issued 2,000,000 shares to Andrew Danenza, a consultant to the Company. Mr. Danenza is the son of Ann Kallgren who is an affiliate of the company. Shares were valued at $200,000.




                          NEW MEDIUM ENTERPRISES, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE  10  -  SUBSEQUENT  EVENTS  (continued)

On September 20, 2005 the Company issued 2,000,000 shares to Eugene Levich, the CTO for services rendered. Shares were valued at $200,000.

On September 20, 2005 the Company issued 350,000 shares to seven parties for services rendered. Shares were valued at $35,000.

On September 15 and 20, 2005 the Company has issued 7,500,000 common shares at $0.10/share to one investor and 5,000,000 common shares at $0.15/share to the other.


NOTE  10  -  SUBSEQUENT  EVENTS  OTHER

Subsequent  Events  Other:

1. July 31, 2005 the Board of Directors voted to extend the Series A and Series C warrants until July 31, 2006. The Series B, D, and E have expired.

2. On August 4, 2005 the Company signed a new lease, commencing October 1, 2005, calling for a month-to-month rent of approximately $4,680.



Off-Balance  Sheet  Transactions:

We  have  not  entered  into any Off Balance Sheet transactions as of 6-30-2005.



ITEM  8.   CHANGES  IN  &  DISAGREEMENTS  WITH  ACCOUNTING  AND  FINANCIAL
DISCLOSURES

On October 10, N. Blumenfrucht CPA PC resigned as auditor. On October 12, the Auditing firm of Morgenstern & Company was appointed as our independent auditor. Morgenstern & Company conducted the audit for the fiscal year ending 2005. There were no disagreements with Mr. Blumenfrucht as per 8K filing, see Subsequent Events item 16.


ITEM  8A.  FINANCIAL  CONTROLS  &  PROCEDURES:

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

During the quarter ending December 31, 2005 we have evaluated, with the participation of the Company's former CEO and the Company's Treasurer who was up until June 21, 2005 Chairman of the Board of Directors the effectiveness of our disclosure controls and procedures as of December 31, 2004. Since August, with the re-establishment of the Company's UK office, the Treasurer and Chairman in the UK office handles the Company's funds and disbursements out of the UK office, formerly handled by our CEO. In the course of the audit for the previous quarter, the Company's former CEO identified certain areas in the authorization, allocation and documentation of expenses administered out of the UK office that the Company's former CEO believed needed to be improved. As a result the Company's former CEO has disseminated procedures to strengthen the allocation, documentation, certification & authorization of expenses.

During the following quarter ending March 31, 2005 the Company continued to experience weakness in the enforcement of financial controls related to the allocation and authorization of disbursements of funds, and in conflict of interest issues. The Company has taken this matter seriously and has addressed these issues with the assistance and guidance of an SEC attorney. The Company has since designated our Chief Operations Officer in the UK to conduct on the premises guidance and supervision of corporate governance issues and compliance procedures. During the audit conducted by Morgenstern & Company no material weakness was found. As a result, we believe that disclosure controls and procedures currently in place are effective to ensure that the Company records, processes, summarizes, and reports information it is required to be disclose by the Company in its annual reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and regulations.

ITEM 8b   OTHER

NONE

PART  III




ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS


Name                  Age     Position

Rupert Stow. . . . .                82  Chairman
--------------------  ----------------  -------------------
Mahesh Jaranayaran .                53  CEO, Director
--------------------  ----------------  -------------------
Dr. Eugene Levich. .                57  CTO, Director
--------------------  ----------------  -------------------
Alexander B. Hagerty                24  COO,
--------------------  ----------------  -------------------
Irene Kuan . . . . .                49  Treasurer, Director
--------------------  ----------------  -------------------
Rahul Didi . . . . .                45  Director
--------------------  ----------------  -------------------


During the fiscal year ending June 30, 2005, the following changes were made to the management team. Ethel Schwartz, Alex Libin and Yehudit Hirsch resigned from their positions in May 2005. See Incorporated by Reference Exhibit 4. In June 2005, the newly appointed Executive staff were named to the senior executive team. See Incorporated by Reference Exhibits 2,6, and 11.

INFORMATION  CONCERNING  OFFICERS  &  DIRECTORS:

APPOINTMENT  OF  RUPERT  STOW  AS  CHAIRMAN,  AND  DIRECTOR

On June 14, 2005 the board of Directors appointed Mr. Rupert Stow as Chairman and Director of New Medium Enterprises, Inc. For the past five years, Mr. Rupert Stow has been a consultant in the fields of digital television and HDTV, specializing in production systems analysis, market penetration and ROI. In his 30-year career at CBS, he planned and monitored the introduction of Electronic Newsgathering, the Electronic Still Store, and a multi-cassette cartridge playback machine for news and commercials. For 20 years, he has been involved in HDTV program production, its economics, and the development of a single world standard for HDTV program production and international exchange. As Chair of the FCC's Advisory Committee on Advanced Television Services, Planning Subcommittee, Working Party on Economic Factors and Market Penetration, this work led directly to the completion of a North American Standard for the terrestrial transmission of programs in HDTV and other digital formats. During the space race, Stow developed an image dissector for the Lunar Orbiter; During the Cold War, the Luxicon camera tube for the USAF, and, during the World War, a bolometric camera tube for night time tank battles.

APPOINTMENT  OF  MAHESH  JAYANARAYAN,  AS  CEO  AND  DIRECTOR

On June 14, 2005, the Board of Directors appointed Mr. Mahesh Jayanarayan, as President and CEO of New Medium Enterprises, Inc. Mr. Jayanarayan, has served as a self employed Business and Technology consultant for the past ten years. During this time he has consulted and acted as an executive advisor to the board of a number of Private and Public companies. Within this scope, he has been involved in business creation and development, and strategic corporate management, tailored to a number of different markets. He has a keen understanding on how to effectively control the core business processes of a company whilst increasing their market share and profitability at an accelerated rate. His specializations are in Corporate Finance, Marketing, Planning and Corporate Rescue: due to his long experience of working with and within large investment banks and as a Business Consultant to many companies. His career has shown consistent proof in advising technology companies to understand, identify, and evaluate emerging technologies; allowing for clear judgment, essential timing and vital maturity in delivering a finished product to market. Prior to Mr. Jayanarayan's appointment at CEO, he was a consultant to the company Since August 2004.

JULY 1, 2005 APPOINTMENT OF PROFESSOR EUGENE LEVICH, AGE 56 AS CHIEF TECHNOLOGY OFFICER (CTO)

On July 1, 2005, the Board of Directors appointed Professor Eugene Levich As Chief Technology Officer,(CTO). From 2002-2005 Dr. Levich has been an independent Consultant to several companies developing new generation of optical storage based on multilayer concept. In 1999- 2002, Dr. Levich was President and Chairman of the Board of Directors of Constellation, Inc. Constellation 3D, a NASDAQ company, developed new generation technology of optical storage for application in consumer electronics (High Definition TV and Digital Cinema) and professional storage markets. (From 2002 onward, the development of fluorescent based storage has been carried out by US based company D Data Inc.)

From 1996-1998 Dr. Levich was President and Chief Scientist of a private company-Medevi Ltd.- developing general principles of new generation of optical storage-multilayer disks and cards. From 1991-1995 Dr. Levich was Senior partner and Chief Scientist in Orlev Scientific Ltd. - subsidiary of Ormat Industries Ltd., Israel(Orlev integrated US-Israeli team of distinguished scientists developing industrial implementations of new technologies for management of turbulent flows in pipes and aeronautics. Dr. E. Levich has discovered, together with Professor Lawrence Sirovich of Rockefeller University, previously unknown basic principles governing turbulent flows). From 1981- 1991 Dr. Levich was a Professor of Theoretical Physics and Professor of Engineering at the City University of New York.

EDUCATION

M.Sc. in Physics, 1968, from Moscow State University; Ph.D. in Theoretical Physics from the Landau Institute of Theoretical Physics, 1970.

Dr. E. Levich was awarded major research grants by the US Department of Energy for seven (7) consecutive years from 1983 to 1991, and by National Science Foundation in 1990 and 1991.

PUBLICATIONS

E. Levich published over 90 papers and book contributions in the fields of astrophysics, nonlinear phenomena & chaos, turbulence in fluids and optical storage. His main research interest for the last 10 years has been in optical storage. E. Levich is the author of over 40 patents, supported in the US and world wide, in fundamental fields of technology, ranging from managing of drag and heat exchange in turbulent flows to new generation of optical storage. His most recent scientific contributions in the field of turbulence of fluids and turbulence control were published in the monograph -Turbulence Structure and Modulation (Springer, Wien - New York, 2001).

July 1, 2005 APPOINTMENT OF ALEXANDER BOLKER-HAGERTY Age 24 AS CHIEF OPERATIONS OFFICER.

On June 30, 2005 the board of Directors appointed Mr. Alexander Bolker-Hagerty as Chief Operating Officer of New Medium Enterprises, Inc. Mr. Alexander Bolker-Hagerty has been working as a consultant and as NME's Business Development Manager at their global headquarters in London, United Kingdom since April 2005. Actively involved in every aspect of the business, he has been organizing and promoting NME's business strategy and coordinating developments into new vertical markets and geographical regions. Over the past six years and while earning his degree (2000-2004), Mr. Bolker-Hagerty has trained in multiple industries and countries in Europe and North America, notably in the premium luxury consumer goods market within his family business: Hagerty. Based in the Principalities of Monaco and Liechtenstein, he was Head of Operations of the Export Division, where he oversaw business development and sales of niche market products in over 80 countries.

Mr. Bolker-Hagerty was educated in many countries, is quadric lingual, and possesses a library of international contacts which attracted him to numerous Project- and Product Management experiences in Construction, of the new Port Hercule of Monaco, with SGTM and Engeco; in Private and Investment Banking, with Metzler Bank of Germany and Schroder Salomon Smith Barney of the United Kingdom; and in Consumer Products with Unilever of the Netherlands and Rehau of Germany. Mr. Bolker-Hagerty received his Bachelor of Science in International Business Management and Russian from Babson College and Wellesley College, Massachusetts, USA



APPOINTMENT  OF  RAHUL  DIDDI  AS  DIRECTOR

On June 14, 2005 Mr. Rahul Diddi was appointed as Director of New Medium Enterprises, Inc. Mr. Diddi has been self employed as a Financial Advisor on Russian, Ukrainian, Kazakh and Indian capital markets since 1990. His specialty sectors include beer, tires, metals, energos (utilities) and second tier oil and telecom stocks as well as high yield local currency sovereign and corporate debt of emerging market countries such as Ukraine, Russia, Romania, Bulgaria and Serbia. Rahul maintains active relationships with several Russia-oriented Institutional funds and strategic investors in these sectors and has worked in New York with Russian Investment Banks such as Sovlink, CentreInvest, and US NASD brokerage house H. Rivkin & Company (1998-2004). Mr. Diddi worked as a consultant on a US AID funded project (1994-95) advising the Republic of Moldova in the mass privatization of large enterprises. He also worked on several projects funded by The World Bank (Restructuring of a large Electric lamp manufacturer in Moldova; 1996) and The Asian Development Bank (Development of the wool industry in Kazakhstan; 1997). Rahul served as a financial advisor to joint ventures established in the Former Soviet Union (such as GPX Construction Group of Pennsylvania). He worked as a financial advisor at the Austrian Bank Creditanstalt Bankverein in New York (1990-1992) and advised clients such as Sheraton ITT, Transammonia Corp. and others on hotel and infrastructure (port) financings in Russia and Ukraine. Mr. Diddi was a graduate fellow at Western Michigan University (1984-85), where he earned a Masters degree in Business Administration (MBA) in Finance (1985). He holds a M.S. with distinction
(Mechanical Engineering) from The Russian Friendship University in Moscow, Russia (1983). Prior to that he attended Punjab University in India and was awarded a gold medal in mathematics. Rahul is fluent in Russian and served as the simultaneous interpreter for President Gorbachev at the Reagan-Gorbachev Summit in Washington DC (1987; C-SPAN TV).


IRENE KUAN, DIRECTOR: On June 14, 2005 Irene Kuan voluntarily resigned from her position as interim Chairman and interim CEO but retained her role as Treasurer. Irene is a qualified accountant and as more than 20 years experience in the accounting profession in the United Kingdom. She has vast experience in audits of large public limited companies and has worked in the Insurance, Investments, Property and Retail Management industries. From November 2003 to the Present she has been employed by Visson Technologies U.K as Finance Director. From May 2003, until November 2003 she was on a Sabbatical. From August 2, 2002 to May 2003, she was employed as an accountant and financial consultant to Euromaz Group. From April 2002 to until August 2002 , she was self employed in Real Estate renovation. From December 2001 to April 2002 Irene was employed by Hardy Underwriting Group where she served in a finance operations capacity. From April 1991- November 2001 she was employed by Arig Insurance company Limited from in an Accounting & operations capacity. She has worked at management level in the United Kingdom for the last 8 years and is now at Board holding several finance directorship of UK companies, including a public company. Irene will manage the company's finances and will contribute towards the company's future expansion plans. Irene currently hold finance directorship in the following companies:
Silicon  Valley  Plc,  Visson  Displays Limited, HD Clearview Limited, Siptelcom
Limited  Wilton  Business  Solutions  Limited,  &  Wilton  Claims  Ltd.

BARRY WILLIAMSON was appointed Director of our company since September 13, 2004. Mr. Williamson has been the President and principal owner of Williamson & Co., a U.K Real estate entity engaged in sales, rentals, & construction, & raising the finance for the multimillion pound developments he has been involved in. Mr. Williamson is a Fellow of The Chartered Management Institute, Fellow Institute of Sales & Marketing Management, and a Member of The Land Institute. Williamson and Co also runs an executive head hunting and recruitment placing specialized persons in jobs in the Middle East.

ITEM  9A.  COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

May Ltd. is an affiliate of the company who files their ownership reports on 13d form. On April 7, 2005 May Ltd. purchased shares of the company common stock, and reported it on May 20, 2005 in a 13d filing. The late filing resulted from the signatory being unavailable as a result of traveling. The sale of the shares to the affiliate was reported in an 8K filing on April 8, 2005.

There was no other incident of late filing by an officer or director during the fiscal year ending June 30, 2005.

ITEM  10.  EXECUTIVE  COMPENSATION



The following represents that annual compensation to be paid to Executive Officers & Directors:



                               COMPENSATION  TABLE

Annual               Date of
Compensation:       Appointment
Rupert Stow . . . . . . . . . .  Chairman             $ 12,000  6-14-2005
-------------------------------  -------------------  --------  ---------
Mahesh Jaranayaran. . . . . . .  CEO, Director        $103,992  6-14-2005
-------------------------------  -------------------  --------  ---------
Dr. Eugene Levich . . . . . . .  CTO, Director        $144,000  6-30-2005
-------------------------------  -------------------  --------  ---------
Alexander B. Hagerty. . . . . .  COO                  $ 55,992  6-30-2005
-------------------------------  -------------------  --------  ---------
Irene Kuan. . . . . . . . . . .  Treasurer, Director  $ 37,000   8-4-2004
-------------------------------  -------------------  --------  ---------
Rahul Didi. . . . . . . . . . .  Director             $ 20,000  6-14-2005
-------------------------------  -------------------  --------  ---------
Barry Williamson. . . . . . . .  Director             $  2,500  9-13-2004
-------------------------------  -------------------  --------  ---------


See  Also Subsequent Events related to Shares Issuances to Officers & Directors:

Alex Libin, our former COO, who resigned May 13, 2005 was paid an aggregate of approximately $36,000 for the fiscal period ending June 30, 2005.

Ethel Schwartz, our former CEO who resigned May 13, 2005, was not paid any cash salary. As of May 5, 2005 she was allocated 1,500,000 shares of Common Stock valued at $67,500 for services rendered from January 2004 until May 2005. See Also Executive Compensation History.

     During the fiscal year ending June 30, 2005, the Company did not issue any Stock Options.


Executive  Compensation  History:

From the inception of our Company, our former CEO Ethel Schwartz has not been paid any cash salary. She has, however, been compensated in company shares issued to her based on the fair market value for restricted stock at the time of the issuance, in lieu of cash salaries for services rendered to the Company as follows:

Services  Period  Compensation



FROM:  TO:    FMV       PRICE   SHARES
8-99.  10-01  $150,000  .03375  4,444,444
10-01  10-02    50,000    .025  2,000,000
10-02  12-03    62,000   .0559  1,112,000
1-04   5-05     67,500   .045   1,500,000

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

  To induce the Sellers to enter into an Asset Purchase Agreement with our company, all of the option holders of our 2001 stock option plan agreed to transfer to the Seller and/or their designees, on a pro-rata basis an aggregate of 37.5% of the warrants issued to each, underlying the 2001 stock option plan. Accordingly the option holders position following the transfer will be as follows:

  Option  Holder  2001  Stock  Option  Plan  Transferred  Positions:


Original  Position        Transferred    Options  Remaining



Ethel  Schwartz  5,000,000  1,875,000  3,125,000
--------------  ---------  ---------  ---------
Eva  Beilus  2,000,000    750,000   1,250,000
--------------  ---------  ---------
Hyman  Schwartz  1,000,000    375,000    625,000
--------------  ---------  ---------  ---------

We did not grant any stock options for 2002, and 2003. The 2004 Stock Option Plan expired with no awards issued. We did not grant any stock options in 2005.



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS:

The following table describes, beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.


Identity  of Stockholder Percentage of Or Entity Shares Owned Shares Owned   (1)





Ethel  Schwartz        14,084,444      (2)        12.7%
--------------------  ----------  -------  -----
SOUTHWARK  PROPERTIES   6,009,778     (3)  (4)    5.44
--------------------  ----------  -------  -----
May  Lt.                 43,304,249     (3)  (4)    39.36
--------------------  ----------  -------  -----
TriGM  International.  22,442,999          (5)    20.34
--------------------  ----------  -------  -----
All  Officers  &          0               0
Directors--------------------  ----------  ------



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


  (2) Includes 9,984,444 common shares owned by Ethel Schwartz, our former CEO. Additionally Hyman Schwartz, a director of our company prior to the acquisitions owns 350,000 common shares. In addition Ethel Schwartz owns 3,125,000 warrants underlying the 2001 stock option plan, and Hyman owns 625,000 of the warrants underlying the 2001 stock option plan. Hyman is Ethel's spouse.

  (3) (4) Ann Kellgren has controlling interest and is the beneficial owner of all of the shares for both May Ltd. and Southwark Properties. Ann was an original investor in MultiDisc, Ltd.


  (5) Sergei Litvak is the authorized signatory and has controlling voting power of of 29% of Tri GM International and has voting agreements with holders of additional 24.5% of their shares.

ITEM  12:    RELATED  PARTY TRANSACTIONS:



MAY  LTD  -  Affiliate:

May Ltd is a private equity offshore investment company established in Nevis. It has a portfolio of Technology, Telecommunication, media and Property related investments in the UK and abroad. The key focus of May Ltd is to invest in innovative, creative and fast growing companies with strong management and provides seed capital , R&D capital , working capital or Trade finance for a number of companies irrespective of it having a controlling interest. Most often May is at the forefront of business creation, change and technology, enabling the businesses partners to reach their strategic goals and achieve long-term success. May Ltd investment portfolio includes investments in Technology related assets and companies. The company has a collective management expertise with a wide range of corporate specialization ranging from Venture capital, Corporate finance, Marketing and Planning to Corporate Rescue. Where a business calls for outside its range of expertise the company has the ability to call on a host of associate Consultants. The company specializes in identifying and evaluating emerging technologies, judging when they are appropriate and sufficiently mature to be commercialized.


May Ltd. is an affiliate of the Company which owns 43,409,429 common shares equal to Approximately 39.36% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of approximately 44.8% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company. See also
Exhibit 3 to 10K Report for copy of Consulting Agreement for May Ltd.

May Ltd. also owns 79.2% of the outstanding stock each of Triband Global Limited and 85% of each OneSoft Technologies UK Limited, also known as Turtle Technologies PVT India, OneSoft Retails & Business Solutions Ltd and Turtle Electornics Ltd.

May Ltd. also Owns 100% of Visson Technology and 100% of VTech, a key R&D facility of the company.

May Ltd. also owns 29% of Silicon Valley plc which is a public limited company with over 2600 shareholders. It is a I.T service provider and specializes in Business related software and Device management software. Global Media Cast is a wholly owned subsidiary of Silicon Valley PlC. Andrew Danenza was a Director of Global Media Cast; he resigned in June 2005.


1. In accordance to the acquisition agreement with MultiDisk, we were required to repay a loan to Visson at closing for the amount of $84,000, which included a loan of $77,500 plus additional expenses incurred by Visson on behalf of MultiDisk prior to the consummation of the acquisition. Furthermore, in accordance to the acquisition Agreement with MultiDisk, a sum of $87,000 was owed to May Ltd., which we are required to pay after the Company raises $500,000.

2. During the annual period ending June 30, 2005, the Company paid to May Ltd. the sum of $83,944.15 for rent, telephone, travel and reimbursement of certain expenses made on behalf of the Company.

3. During the annual period ending June 30, 2005 the company paid $190,000 to VTech, a primary R & D Facility which pays key scientists.

4. In August 2004, the Company signed a month to month lease for office space located at 195 The Vale, Acton London W3, 7QS England with Triband Global Limited for approximately 1399 British Pounds which is equivalent to USD approximately $2,600 per month plus VAT. The Company shares its office space with various entities in which May Ltd. is a principal shareholder. In March 2005, the Company's rent was increased to 2,195 equivalent to USD $4,055.35. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space above Triband Global offices for a monthly fee of 2,875.(Sterling) During the Period ending June 30, 2005, NME reimbursed to Triband Global a total of $62,023 Which related to payments made by Triband Global on behalf of NME and which included a payment of $15,879 for use of its office staff.


5. During the quarter ending March 31, 2005, the Company engaged the services of OneSoft Technologies UK, formerly Turtle Technologies PVT LTd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. During the annual period ending 6-30-2005, the company paid $13,840 to Turtle Technologies (India) Pvt Ltd and $3,683 to its associated company.

6. During the fiscal year ending June 30, 2005, The Company entered into an IT Support Agreement with Silicon Valley PLC through Turtle Technologies
     (India) Pvt Ltd. The Company pays $2,500 monthly as per this agreement. Additionally, during the fiscal year ending 6-30-2005, the company paid $6,936.50 to Global Media Cast Ltd., a wholly owned subsidiary of Silicon Valley PLC.

7. During the fiscal year ending June 30, 2005, the Company engaged the services of Andrew Danenza, the son of Ann Kallgren , who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and has received an aggregate of $16,902.54 in consulting fees. He will receive an ongoing monthly fee of $6,000.00.

8. On April 7, 2005, the Company issued 10,000,000 shares of its Common Stock to May Ltd., an affiliate of the Company, at a price of $0.02 cents per share for an aggregate purchase price of $200,000. The proceeds from these funds were utilized for the Company's business and general corporate purposes.

9. On June 23, 2005, the Company converted the outstanding obligation owed to May Ltd. equal to $87,000 USD into 1,740,000 Common Shares.

     Mahesh  Jayanarayan,  CEO-  Related  Party  Transactions:

10. Prior to being appointed as CEO, Mahesh Jayanaryan was a consultant to the company. In August the Company paid $75,000 consulting fee and 875,000 shares valued at $350,000 to Business Plans Ltd. Mahesh and family own 100%% of Business Plans Ltd. Mahesh has received fees as a consultant prior to his appointment as CEO totaling 34,000 USD equivalent of approximately $60,000. B

     Mahesh Jayanarayan owns 14% of Triband Global Ltd. Along with family members owns 10.8% of OneSoft Technologies UK Ltd and 15% of OneSoft Retail & Business Solutions Ltd. See related transaction May Ltd. #4 and $5. Mahesh Jayanarayan is a Director of Triband Global, Siptalk Ltd, Global MediaCast Ltd Business Plans Ltd and New Medium Enterprises UK Ltd.

     Silicon Valley plc is a public limited company with over 2600 shareholders. It is a I.T service provider and specializes in Business related software and Device management software. Global Media Cast is a wholly owned subsidiary of Silicon Valley PlC. Mahesh Jayanarayan is a shareholder and director and along with family members owning owns 14% of Silicon Valley PLC. See related transaction May Ltd. # 6.

     Irene  Kuan  -Treasurer,  Related  Parties:

     Irene  Kuan  is  a  director  of  the  following  companies:

     Silicon Valley, PLC, Triband Global Ltd, Triband Ltd, Wilton Claim Ltd., Wilton Business Solutions, Ltd. Visson Technologies, UK, Litecel Ltd. Global Media Cast Ltd. HD Clearview Ltd, and OneSoft Retail & Business Solutions Ltd.

ITEM  13.  PRINCIPAL  ACCOUNTANT  FEES  &  SERVICES:

During the period ending June 30, 2005 we paid approximately $16,000.00 for Accounting and auditing. We estimate the current audit will cost approximately $16,000.00.


 ITEM  14.  EXHIBITS INCORORATED BY REFERENCE:

The  following  Exhibits  are  incorporated  by  Reference to  8K  filings.

Exhibits  Period  Ending  6-30-2005

1. August 9, 2004, August 4, Sale of 5,000,000 shares of unregistered stock against receipt of $1,000,000 from an accredited investor.

2. October  12, 2004 September 13, Appointment of Barry Williamson as Director.

3. April 8, On April 7, 2005 Sale of 10,000,000 of unregistered stock to an accredited investor, an affiliate, May Ltd. against receipt
   of   $200,000

4. On May 13, 2005 Ethel Schwartz resigned from her position as CEO, President, and Director. May 19, 2005, Dr. Alex Libin, COO, and Director, and Yehudit Hirsch, Corporate Secretary, resigned from their respective positions.

5. On June 14, 2005 Sale of 5,804,594 of unregistered stock to an accredited investor, against receipt of $400,000.

6. June 21, June 14, Resignation Of Irene Kuan as CEO, remaining as Treasurer, appointment of Rupert Stow As Chairman, Chairman Mahesh Jayanarayan, CEO Director & Rahul Diddi As Director.

7. On June 23, 2005, the Company converted the outstanding obligations owed to two of its principal shareholders into Common stock of the company. May Ltd. $87,000 debt converted into 1,740,000 Common shares TriGM Ltd. $87,000 debt converted into 1,740,000 Common Shares.

8. On June 24, 2005, New Medium Enterprises, Inc. entered into a strategic agreement with Eros Media Ltd, a leading distributor of Bollywood movies worldwide and mainstream western media in India.

9. On June 25, 2005, New Medium Enterprises, Inc. and E-World Technology Co. Ltd. Executed a Memorandum of Intent to form a joint R&D program for the production of a disc player which will incorporate/ combine EVD and VMD technologies.

10. June 30, 2005 appointment of professor Eugene levich, age 56 as chief Technology officer (CTO ) and appointment of alexander bolker-hagerty age as chief operations officer.

ITEM 15.  EXHIBIT INDEX FOR EXHIBITS ATTACHED WITH THIS 10K FILING.

1.  Article of Amendment
2.  LaDIS Scientific Agreement
3.  May Ltd. Consulting Agreement
4.  Certification 906  Sarbanes Oxley
5.  Certification  302 Sarbanes Oxley

PART  IV


ITEM  16.  SUBSEQUENT  EVENTS

1.On July 31, 2005 the Board of Directors voted to extend the outstanding warrants of Series A, and C until July 31, 2006. Series B, D, and E have expired July 31, 2005.

SUBSEQUENT  EVENTS:  -  EQUITY  TRANSACTIONS:


2.On August 18, 2005 the Company issued to Eros Media Ltd. 5,515,354 pursuant to an agreement entered into by and between Eros Media Ltd. and New Medium Enterprises, Inc. Shares were valued at $551,535.

3.On August 18, 2005 The Company issued 1,000,000 shares to Mahesh Jaranayaranan our CEO who allocated 750,000 of these shares to affiliates and various family members. Shares were valued at $100,000.

4.On August 18, 2005 the Company issued 84,768 to Quoros Limited for services rendered. Shares were valued at $8,476.

5. On September 15, 2005 as of June 28, the Company issued 915,080 to the pre-acquisition shareholders for their contribution of approximately $46,000 in excess funds over and above the required amount of $589,500. Shares were valued at $46,000.

6. On September 20, 2005 the Company issued 250,000 shares to its COO for services rendered. Shares were valued at $25,000.

7. On September 20, 2005 the Company issued 250,000 shares to its CFO for services rendered. Shares were valued at $25,000

8. On September 20 2005 the Company issued 250,000 shares to its Chairman for services rendered. Shares were valued at $25,000.

9. On September 20 2005 the Company issued 250,000 shares to its Treasurer for services rendered. Shares were valued at $25,000.

10.On September 20 2005 the Company issued 1,000,000 shares to its CEO for services rendered. Shares were valued at $100,000.

11. On September 20, 2005 the Company issued 1,000,000 shares to Andrew Danenza, a consultant to the Company. Mr. Danenza is the son of Ann Kallgren who is an affiliate of the company. Shares were valued at $100,000.

12. On September 20, 2005 the Company issued 2,000,000 shares to Eugene Levich, the CTO for services rendered. Shares were valued at $200,000.

13.On September 20, 2005 the Company issued 350,000 shares to seven parties for services rendered to the Company. Shares were valued at $35,000.

14. ON SEPTEMBER 15 and 20, 2005 The company has issued 7,500,000 common shares at $0.10/share to one investor and 5,000,000 common shares at $0.15/share to the other. For both parties, these shares are "Restricted Securities" as the term is defined in rule 144 under the Securities Act.


15.9-1 Amendment to 8k #5 amending the terms of the investment to include an option to purchase additional shares. Also amending 8K filed for Andrew Danenza consulting fee raising it from 1,000,000 shares to 2,000,000 shares.

16. On October 10, 2005, N. Blumenfrucht, CPA PC resigned as Company auditor. We engaged the accounting firm of Morgenstern & Company as our Company auditor

Item  16:  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              New  Medium  Enterprises,  Inc.
                              -------------------------------
                              (Registrant)


                              By:  Mahesh  Jaranayaran
                              CEO,  President,  Director

Date:  October  28   2005