Form 10KSB/A
period 2005-06-30
NEW MEDIUM ENTERPRISES INC
filed 2005-11-02
CIK 1126983

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
                                                                          =================  ===============

The accompanying notes are an integral part of the financial statements

                          NEW MEDIUM ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                 FOR THE PERIOD
                          JULY 1, 2003,- JUNE 30, 2005
<BTB>


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