Form 10QSB
period 2005-09-30
NEW MEDIUM ENTERPRISES INC
filed 2005-11-15
CIK 1126983

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                 COMMISSION  FILE  NUMBER
       SEPTEMBER 30,   2005                             333-51880

                          NEW  MEDIUM  ENTERPRISES,  INC.
               (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                             11-3502174

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


   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (011 44 870 224 6868)


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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE ..


                   COMMON STOCK $.0001 PAR VALUE, 131,956,081

            (TITLE OF CLASS) (SHARES OUTSTANDING AS OF November 14,  2005


                                       PAGE  1




                             NEW  MEDIUM  ENTERPRISES,  INC.
                                  FORM  10Q-SB

                       THREE  MONTHS  ENDED  SEPTEMBER 30,  2005




                                TABLE  OF  CONTENTS








PART 1. FINANCIAL INFORMATION. . . .  . . . . . . . . . . . . . . . .   3
- ---------------------------------------------------------------------  --
ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   3
- ---------------------------------------------------------------------  --
   BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
- ---------------------------------------------------------------------  --
   STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . .   4
- ---------------------------------------------------------------------  --
   STATEMENT OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   5
- ---------------------------------------------------------------------  --
   STATEMENT OF STOCKHOLDER'S EQUITY. . . . . . . . . . . . . . . . .   6
- ---------------------------------------------------------------------  --
   ACCOUNTANT'S LETTER & NOTES TO FINANCIAL STATEMENTS. . . . . . . .   7
- ---------------------------------------------------------------------  --
ITEM 2 MANAGEMENT DISCUSSION & ANALYSIS . . . . . . . . . . . . . . .  12
- ---------------------------------------------------------------------  --
   LIQUIDITY & CAPITAL RESOURCES. . . . . . . . . . . . . . . . . . .  16
- ---------------------------------------------------------------------  --

ITEM 3 CONTROLS & PROCEDURES. . . . . . . . . . . . . . . . . . . . .  17
- ---------------------------------------------------------------------  --
PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  18
- ---------------------------------------------------------------------  --
    1. LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  18
- ---------------------------------------------------------------------  --
    2. CHANGES  IN  SECURITIES. . . . . . . . . . . . . . . . . . . .  18
- ---------------------------------------------------------------------  --
    3. DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . .  18
- ---------------------------------------------------------------------  --
    4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.  18
- ---------------------------------------------------------------------  --
PART III  OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
- ---------------------------------------------------------------------  --
    CERTAIN RELATIONSHIPS & RELATED PARTY TRANSACTIONS. . . . . . . .  18
- ---------------------------------------------------------------------  --
    SUBSEQUENT EVENTS . . . . . . . . . . . . . . . . . . . . . . . .  20
- ---------------------------------------------------------------------  --
    EXHIBITS  AND  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . .  22
- ---------------------------------------------------------------------  --
    SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
- ---------------------------------------------------------------------  --





                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             AT SEPTEMBER 30, 2005

                                                                ASSETS
                                                               -----------
                                                             SEPTEMBER 30,2005    SEPTEMBER 30,2004

Current Assets
Cash and Cash Equivalents                                    $          491,381   $          196,529
Prepaid Expenses                                                         21,281                    -
Escrow Deposits                                                                               44,859
                                                                                  -------------------

TOTAL CURRENT ASSETS                                                    512,662              241,388
                                                             -------------------  -------------------

Property and Equipment (net of depreciation
  of $74,297 and $65,326 respectively)                                  105,114              113,814
                                                             -------------------  -------------------

Security Deposits                                                        18,085                    -
Intellectual Property                                                15,183,860           15,183,860
                                                             -------------------  -------------------

TOTAL OTHER ASSETS                                                   15,201,945           15,183,860
                                                             -------------------  -------------------

Total Assets                                                 $       15,819,721   $       15,539,062
                                                             ===================  ===================





CURRENT LIABILITIES
Accrued Expenses                                             $           46,094   $           46,094
                                                             -------------------  -------------------

      Total Current Liabilities                                          46,094              136,393

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock $.0001 par value, Authorized
10,000,000 shares;
 none issued
 Common Stock, $.0001 par value,
 Authorized 200,000,000
 & 100,000,000 shares, Issued and outstanding
138,436,546 & 119,571,344 shares                                         13,844               11,957
 Additional paid in capital                                          20,916,528           18,827,404
 Accumulated other comprehensive gain (loss)                            (25,449)             (15,980)
 Deficit accumulated during
the development stage                                                (5,131,296)          (3,420,712)

      Total Stockholders' Equity                                     15,773,627           15,402,669
                                                             -------------------  -------------------

Total Liabilities & Stockholders' Equity                     $       15,819,721   $       15,539,062
                                                             ===================  ===================





                 See accompanying notes and accountants' report



                           NEW MEDIUM ENTERPRISES INC
                          A DEVELOPMENT STAGE COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           FOR THE THREE MONTHS ENDED 9-30-2005

                                                          SEPTEMBER 30,2005    SEPTEMBER 30, 2004
                                                          -------------------  --------------------
Cash flows from Operating
Net Loss                                                         ($1,710,584)         ($673,021.00)
Adjustments to reconcile net loss to net cash provided
by operating activities
Depreciation                                                           8,971                 7,901
Stock Issued for services rendered                                 1,341,011               381,074
Due shareholders                                                                           174,001
Changes in assets and liabilities:
Change in current assets                                              23,578                 9,200
Change in security deposits                                          (18,085)                    -
Change in current liabilities                                        (99,768)              (25,455)
                                                          -------------------  --------------------

Net cash provided (used ) in operating activities                   (454,877)             (126,300)
Cash flows from investing  activities
Purchase of fixed assets                                                (271)
Investment in Intellectual property                                        -               261,492
                                                          -------------------  --------------------

Net cash provided (used ) in investing activities                       (271)              261,492
                                                          -------------------  --------------------

Cash flows from financing  activities
Proceeds from sale of shares and warrants to various
officers, founders and investors                                     750,000             1,062,500
                                                          -------------------  --------------------

Net cash provided (used) by Financing activities                     750,000             1,062,500

Net increase in cash                                                 294,852               674,708
Cash and cash equivalents, beginning of period                       196,529               103,930
                                                          -------------------  --------------------

Cash and cash equivalents, end of period                  $          491,381   $           778,638
                                                          ===================  ====================

Supplemental Disclosures
Non cash investing and financing activities
Issuance of common stock in exchange for services         $        1,341,011   $           381,074
                                                          ===================  ====================





                 See accompanying notes and accountants' report



                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                           FOR THE THREE MONTHS ENDED


                                                  SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
Revenues                                          $                 0   $                 0

Operating Expenses

General and Administrative                                    360,381               649,765
Research and Development Costs                                853,689                     0
Officer's Compensation                                        487,612                62,000
Loss on Foreign Currency                                            0                17,046
Depreciation                                                    8,971                 7,902
                                                  --------------------  --------------------

Total Operating Expenses                                    1,710,653               674,713
                                                  --------------------  --------------------

Income (Loss) From Operations                              (1,710,653)             (674,713)

Other Income
------------------------------------------------
Investment Income                                                  69                 1,692
                                                  --------------------  --------------------

Loss Before Income Taxes                                  (1,710,5840              (673,021)

Income Tax                                                          0                     0
                                                  --------------------  --------------------

Net Loss                                                   (1,710,584)             (673,021)
                                                  ====================  ====================

Loss Per Common Share - Basic and  Diluted                     ($0.01)               ($0.01)
                                                  --------------------  --------------------

Weighted Average Number of Shares Outstanding             129,003,945            96,332,659
                                                  ====================  ====================









                 See accompanying notes and accountants' report



                          NEW MEDIUM ENTERPRISES, INC.

                         ( A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD JULY1, 2003 - SEPTEMBER 30, 2005

                                                                         Retained      Accumulated
                                                          Additional     Earnings         Other
                        Per Share     Common      Stock     Paid-in    (Accumulated   Comprehensive
                                    -----------  -------
                          Amount      Shares     Amount     Capital      Deficit)          Loss         Totals
                        ----------  -----------  -------  -----------  -------------  --------------  -----------

Balances, July
1, 2003                              18,429,444  $ 1,843  $ 1,867,402   ($1,190,495)  $       11,519  $   690,269

Issuance of shares
 to officer for
services rendered
Oct. 2003               $     0.06    1,112,000      111       61,889                                      62,000

Issuance of shares
 for purchase of        $     0.20   72,605,776    7,261   14,513,894                                  14,521,155

Comprehensive loss                                                                           -23,177      -23,177

Net loss for year
ended June 30, 2004                                                        -156,483                      -156,483

Balances, June 30,
 2004                                92,147,220    9,215   16,443,185    -1,346,978          -11,658   15,093,764


Warrants exercised      $     0.25      250,000       25       62,475                                      62,500
July and August 2004

Issuance of shares
 for services
rendered, August
 2004                   $     0.30      100,000       10       29,990                                      30,000


Issuance of shares
 for services to be
rendered, August
 2004                   $     0.40      875,000       88      349,912                                     350,000



Sale of common
stock to investor       $     0.20    5,000,000      500      999,500                                   1,000,000
August 2004
Issuance of shares
 for services
rendered, September
 2004                   $     0.17        6,315        0        1,074                                       1,074

Warrants exercised      $     0.25      390,000       39       97,461                                      97,500
October, November,
 and December 2004

Issuance of shares
 for services
rendered, November
 December 2004          $     0.24       18,215        2        4,385                                       4,387

Issuance of shares
 for services
rendered, January
  2004 until May 2005        0.045    1,500,000      150       67,350                                      67,500

Sale of common stock
 to investor May 2005         0.02   10,000,000    1,000      199,000                                     200,000

Conversion Of
Outstanding Debt
June 2005                     0.05    3,480,000      348      173,652                                     174,000

Sale of common
stock to investor
 May 2005
Stocks issued
August 2005                 0.0689    5,804,594      580      399,420                                     400,000

Net loss for year
 ended June 30,
2005                                                                     -2,073,734                    -2,073,734

Comprehensive loss                                                                            -4,322       -4,322

Balances June 30, 2005              119,571,344   11,957   18,827,404    -3,420,712          -15,980   15,402,669

Issuance of shares
 for services
August 18, 2005                0.1    1,000,000      100       99,900                                     100,000

Issuance of shares
 for services
August 18, 2005                0.1    5,600,122      560      559,451                                     560,011


Issuance of shares
 for Pre-Acquisition
Shareholders September
 15, 2005                     0.05      915,080       92       45,908                                      46,000

Issuance of shares
 for services
September 20, 2005             0.1    3,750,000      375      374,625                                     375,000

Issuance of shares
 for services
September 20, 2005             0.1      250,000       25       24,975                                      25,000

Issuance of shares
 for services
September 20, 2005             0.1    2,000,000      200      199,800                                     200,000

Issuance of shares
for services
September 20, 2005             0.1      350,000       35       34,965                                      35,000

Sale of common stock
to investor
September 20, 2005
                              0.15    5,000,000      500      749,500                                     750,000
Net loss for three
 months ended
September 30, 2005                                                       -1,710,584                    -1,710,584

Comprehensive loss                                                                            -9,469       -9,469

                                    138,436,546   13,844   20,916,528    -5,131,296          -25,449   15,773,627





                     See accompanying notes and accountants' report

                       MORGENSTERN & COMPANY, CPA, P.C..
                          CERTIFIED PUBLIC ACCOUNTANTS
                         40 Exchange Place, Suite 1820
                               New York, NY 10005
                              TEL: (212) 925-9490
                              FAX: (212) 226-9134
                            E-MAIL: MORGENCPA@CS.COM








The  Board  of  Directors  and  Stockholders
New  Medium  Enterprises,  Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of September 30, 2005 and the consolidated statements of operations for the three-month ended September 30, 2005 and consolidated statements of cash flows and shareholders equity for the three-month then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2005 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated October 21, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The Accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses and has experienced severe liquidity problems. These conditions raise substantial doubt about its ability to continue as a going concern. The statements do not include any adjustments that might result from the outcome of this uncertainty.







                              /s/ Morgenstern  &  Company,  CPA,  P.C..
                              Certified  Public  Accountants

                                  New York, NY
                               November 11, 2005





                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY

     New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period management gad decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new
     Optical Disk format. It is expected to have a full prototype in the near future. As of the June 30, 2005 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Principles of Consolidation

     The financial statements include the accounts of New Medium Enterprises, Inc. and its subsidiaries. Inter company transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the costs method.

     Foreign Currencies

     Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (OCI).

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Property and Equipment

     Property and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to seven years) using the straight-line depreciation method.

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



                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


The components of finite-lived intangible assets are as follows:

                            SEPTEMBER 30,2005 SEPTEMBER 30, 2004

                                 $15,183,860      $15,139,000

Components of finite-lived
Intangible assets acquired
during fiscal years ended   SEPTEMBER 30,2005 SEPTEMBER 30, 2004

                                 $   -0-          $   261,492



     The estimated future amortization expense related to intangible asset as of September 30, 2005 is as follows:


                           2006                      1,518,386
                           2007                      3,036,772
                           2008                      3,036,772
                           2009                      3,036,772
                           2010                      3,036,772

Revenue Recognition

     The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the three months ended September 30, 2005 and 2004 there were no revenues.



                          NEW MEDIUM ENTERPRISES, INC.

                         (A development stage company)

                               NOTES TO FINANCIAL
                         STATEMENTS SEPTEMBER 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Research and Development Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. We have determined that technological feasibility for our product is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

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



                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005




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

     The asset "Investment in Intellectual Property", having a definite life will be amortized over its expected life using the straight-line method starting in the period reflecting the pattern in which the Company use up the benefits the asset provides.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes. " Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2005 the Company had a Federal and State tax net operating loss of approximately $3,222,000, which may be applied against future taxable income expiring in the year 2020. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.



                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company rents space from a related party on a month-to-month base. Rent for the three months ended September 30, 2005 was $11,753. In connection with the acquisitions the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     In connection with the acquisitions the Company issued 72,605 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price for $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties providing services to the Company in lieu of compensation. A total of 1,300,000 warrants were lowered to .25 cents exercise price. On July 18, 2003 the Board of Directors voted to extend the Series A, B, C, D and E warrants until July 2005.

     According the acquisition agreement with MultiDisk Ltd and TriGM International, the Company was obligated to pay certain milestone payments amounting to $87,000 each upon the raising of capital in excess of $500,000. Payment total $174,000. In August 2004 the Company entered into consulting agreement for consulting services. The Company paid a fee of $75,000 and issued 875,000 common shares the shares were valued at $.40, which approximates the fair market value of the shares at the date of issuance.

     Legal Proceedings

     There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

Related Party Transactions


     The Company rents space from a related party. Rent expense for the three months ended September 30, 2005 totaling $11,753. The company also paid consulting fees to various related parties. During the three months ending September 30, 2005 these payments totaled $27,833 in cash and $200,000 in stock. During the ordinary course of business the Company has obtained short-term working capital loans from both related parties and investors. There are no balances due as of June 30, 2005.


                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 8 -STOCKHOLDERS' EQUITY

 The Company's authorized capital stocks consist of 200,000,000 shares of common stock (par value of $.0001) and 10,000,000 shares of non-voting preferred stock
                                                              (par value $.001).

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


                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 8  -STOCKHOLDERS' EQUITY (continued)

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



                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8  -STOCKHOLDERS' EQUITY (continued)

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

     On August 18, 2005 the Company issued 1,000,000 shares to Mahesh Jayanarayan our CEO who allocated 750,000 of these shares to affiliates and various family members. Shares were valued at $100,000.

     On August 18, 2005 the Company issued 84,768 to Quoros Limited for services rendered. Shares were valued at $8,476.

     On August 18, 2005 the Company issued to Eros Media Ltd. 5,515,354 pursuant to an agreement by and between Eros Media Ltd. and New Medium Enterprises, Inc. Shares were valued at $551,535.

     On September 15, 2005 as of June 28, the Company issued 915,080 to the pre-acquisition shareholders for their contribution of approximately $46,000 in excess funds over and above the required amount of $589,500. Shares valued at $46,000.

     On September 20, 2005 the Company issued 250,000 shares to its COO for services rendered. Shares were valued at $25,000.



                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8  -STOCKHOLDERS' EQUITY (continued)

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

     On September 20, 2005 the Company issued 1,000,000 shares to Andrew Danenza, a consultant to the Company. Mr. Danenza is the son of Ann Kallgren who is a related party of the company. Shares were valued at $200,000.

     On September 20, 2005 the Company issued 2,000,000 shares to Eugene Levich, the CTO for services rendered. Shares were valued at $200,000.

     On September 20, 2005 the Company issued 350,000 shares to seven parties for services rendered. Shares were valued at $35,000.

     On September 20, 2005 the Company has issued 5,000,000 common shares to one investor at $0.15/share.

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

     No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the references of the preferred stock. The Company has not yet determined the preferences of the preferred stock.




                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 9 - SUBSEQUENT EVENTS


     On September 15 the Company entered into a funding agreement for 7,500,000 of common shares at $0.10 /share. Company received $300,000 on October 13, 2005 with balance to be drawn at $150,000 per month. Investor has right to withdraw after the initial investment of $300,000.

     On November 1, 2005 the company increased the authorized common shares from 200,000,000 to 500,000,000 and increase the authorized preferred shares from 10,000,000 to 200,000,000.




ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION:

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

     . dependence on key personnel;

     Inability to conclude the relationship as outlined in the letter of intent and other documents executed with Beijing E-World and Eros into definitive agreements.

     . other factors discussed in this 10K Report

     We are a development stage company currently engaged in the development of our proprietary technology, VMD , a next generation, high capacity optical storage discs. To date, We have generated no revenues.

     We have entered into agreements with V-Tech, LaDIS and Silicon Valley Plc. for the research and development of the prototypes and Commercializing the Products. V Tech, consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multi-layer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, LaDis and Silicon Valley Plc. belong to us. The overall management of our Company is carried out from our headquarters in the UK. Silicone Valley Plc. and V Tech are related parties.

     As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Video Multi-layer Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. During the second quarter we achieved six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. We have conducted a series of road shows across the globe to demonstrate the VMD products to select groups at CEBit, Germany in the UK, India and the US.

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

     On June 25, 2005, New Medium Enterprises, Inc. and Beijing E-World Technology Co. Ltd. Executed a Memorandum of Intent to form a joint R&D program for the production of a disc player which will incorporate/ combine EVD and VMD technologies. See Also Subsequent Events.

     Plan of Operations for the next 12 months:

     The company's management plans to pursue an active policy towards growth and the creation of revenue through means of strategic alliances, joint ventures and acquisitions within the realm of content providers, manufactures, replicators and drive manufacturing OEMs.

     In the next twelve months, we plan to work towards finalizing the Letters of Intent with Beijing and executing the agendas as described.

     NME Inc and Beijing E-Worldhave been in dialogue since the beginning of the year, and are working towards finalizing a definitive agreement for a commercial partnership to exploit NME's VMD technology under which the objective is for Beijing E-Worldto adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

     Beijing E-World is one of China''s largest DVD and consumer electronics design companies. They own EVD, a technology that currently includes a lower quality High Definition optical disc and player format validated by the Chinese Government for the Chinese market. Beijing E-World's EVD and other technologies are DVD 'red laser' based as they see it as the current market standard.

     Beijing E-World is currently seeking expansion funding and has aspirations to trade outside of mainland China.

     We are seeking growth funding and is keen to expand in to Far Eastern and other emerging DVD markets.

     Beijing E-World provides its customers with one-stop DVD based products and services such as software development, hardware design and system integration. The Company's current main products are special EVD chips developed in conjunction with US companies such as LSI Logic (LSI), ST Microelectronic, and Sigma Designs.

     Beijing E-World owns EVD key technologies and the EVD trademark. The company has applied for 29 items technology patents related to EVD of which 9 items have already acquired authorization and 20 are pending. An additional 40 items are being prepared for application.

     The company's aim is to make high definition multimedia entertainment possible and affordable while allowing the partners upstream (content owners) and downstream (player manufacturers and content distributors) to maintain good profit margins. By using the current generation red lasers and current technology disc media, Beijing E-World recognized that red laser based disc formats were currently the only consumer affordable format able to make full use of High Definition Capable Televisions such as most Plasma Displays and LCD TV's as well as some Projection TV's and CRT's. This makes the EVD, and by agreement, VMD formats a very attractive and cost effective product for any markets where there is a high penetration or growing sales of HD capable TV.

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

     The business combination would allow Beijing to expand overseas whilst enhancing it's EVD red laser standard with VMD's compatible technology, gaining much greater capacity, NME''s Western World momentum and potential markets.

     Beijing E-World, Technology Co. Ltd.  China

     NME  Inc.  has  signed  a  Memorandum  of  Intent  with  Beijing  E-World
     Technology Co., Ltd, a Chinese public listed company engaged in the development of electronic chip and board technology. Beijing E-World is the developer of EVD which is currently selling in China. Under the parameters of the agreement NME Inc. and Beijing E-world will collaborate on R&D to develop a dual EVD/VMD player.

     Beijing E-world will have access to the VMD technology in China, royalty free while NME Inc. will be free to market the player technology to the rest of the world, and charge a royalty for it.

     NME Inc. will also grant Beijing E-World the right to produce VMD optical discs in China under the Brand of EVD.

     For such a right NME Inc. will have the right to royalty payments as will be agreed by separate agreement. Beijing E-World has agreed to place an order of 100,000 VMD discs from NME Inc. for pilot marketing work in China for 2005 subject to the positive result of the aforementioned R&D collaboration.

     The parties are working towards establishing a joint international Marketing company operating from a jurisdiction outside of China, to market VMD and EVD products, including the players, compression technologies, audio systems, VMDs and the HD digital cinema systems.

     Additionally, Beijing E-World will also allow NME to act as a marketing channel for Beijing E-World products in other world markets.

     See Also Subsequent Events.

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

     The other key terms of the agreement are; Eros has the right to showcase all of its content on VMD optical discs in high definition (HD) to promote itself and its content to the market. Eros will commercialize at its own expense 50 block buster Bollywood titles for 2005. These expenses will include: manufacturing of the VMD discs, stamping the content onto the discs distribution and marketing of HD Bollywood movies on VMD. Eros will place an order for 500,000 VMD discs (50 films, 10,000 each) for Christmas 2005, with a mutually agreed replicator. Eros has taken a 5% stake in our Company.

     Liquidity and Capital Resources:

     On September 30, 2005, we had available in cash the sum of $491,381 and accrued expenses of $46.04.

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

     6. On September 15 we raised $750,000 and issued 5,000,000 common shares to one investor at $0.15/share.

     7. On September 15, 2005 We entered into a funding agreement for an additional $750,000 investment in exchange of our common shares at a price of $0.10 cents per share. See Also Subsequent Events.

ADDITIONAL EQUITY ISSUED:

1. On August 18, 2005 the Company issued to Eros Media Ltd. 5,515,354 pursuant to an agreement entered into by and between Eros Media Ltd. and New Medium Enterprises, Inc. Shares were valued at $551,535.

     2. On August 18, 2005 The Company issued 1,000,000 shares to Mahesh Jayaranayan our CEO who allocated 750,000 of these shares to affiliates and various family members. Shares were valued at $100,000.


     3. On August 18, 2005 the Company issued 84,768 to Quoros Limited for services rendered. Shares were valued at $8,476.

     4. On September 15, 2005 as of June 28, the Company issued 915,080 to the pre-acquisition shareholders for their contribution of approximately $46,000 in excess funds over and above the required amount of $589,500. Shares were valued at $46,000.

     5. On September 20, 2005 the Company issued 250,000 shares to its COO for services rendered. Shares were valued at $25,000.

     6. On September 20, 2005 the Company issued 250,000 shares to its CFO for services rendered. Shares were valued at $25,000

     7. On September 20 2005 the Company issued 250,000 shares to its Chairman for services rendered. Shares were valued at $25,000.

     8. On September 20 2005 the Company issued 250,000 shares to its Treasurer for services rendered. Shares were valued at $25,000.

     9 .On September 20 2005 the Company issued 1,000,000 shares to its CEO for services rendered. Shares were valued at $100,000.

     10. On September 20, 2005 the Company issued 1,000,000 shares to Andrew Danenza, a consultant to the Company. Mr. Danenza is the son of Ann Kallgren who is an affiliate of the company. Shares were valued at $100,000.

     11. On September 20, 2005 the Company issued 2,000,000 shares to Eugene Levich, the CTO for services rendered. Shares were valued at $200,000.

     12 On September 20, 2005 the Company issued 350,000 shares to seven parties for services rendered to the Company. Shares were valued at $35,000.

     We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of September 30, 2005 no agreements have been undertaken to obtain any additional funding. On July 31, 2005 the Board of Directors voted to extend the outstanding warrants of Series A, and C until July 31, 2006. Series B, D, and E have expired July 31, 2005. The warrants are exercisable at price ranges from $.25 per share to $1.50 per share. The company does not expect that warrants will be exercised if the prevailing price of the stock at such time of exercise is below or at the exercise price.

     We are currently in discussions with several sources of funds for additional investments. There is no assurance that the company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds. In the event the company is unable to raise the necessary funds, it will be forced to significantly curb its activities in order to preserve its capital.

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

     Additionally, controls can be circumvented by the acts of some persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements may occur and not be detected.

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Operating Officer the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule
     13a-15(e) of the Exchange Act) of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.


     During the quarter ended September 30, 2005, there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II OTHER INFORMATION

     ITEM 1 Legal Proceedings

     There are no legal proceedings to which the company is a party to or which any of their property is subject.

     ITEM 2 Changes In Securities -

     None

     ITEM  3  Defaults  Upon  Senior  Securities

     None

     ITEM  4  Submission  Of  Matters  To  A  Vote  Of  Securities Holders.

     None (See Subsequent Events)

PART III  OTHER

    None

Certain  Relationships  and  Related  Party  Transactions



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


     1. In accordance to the acquisition agreement with MultiDisk, we were required to repay a loan to Visson at closing for the amount of $84,000, which included a loan of $77,500 plus additional expenses incurred by Visson on behalf of MultiDisk prior to the consummation of the acquisition. Furthermore, in accordance to the acquisition Agreement with MultiDisk, a sum of $87,000 was owed to May Ltd., which we are required to repay after the Company raises $500,000.

     2. During the annual period ending June 30, 2005, the Company paid to May Ltd. the sum of $83,944.15 for rent, telephone, travel and reimbursement of certain expenses made on behalf of the Company. During the quarter ended 9-30-2005 we paid May Ltd. a consulting fee of $2,333 and repaid a credit facility which May Ltd made available to us for $150,000. The repayment included interest on facility of $1,916. on August 5, 2005 May Ltd. in recognition to its past and ongoing advisory role to the company is granted an option to subscribe to 3,750,000 (three million seven hundred fifty thousand) shares at $0.04. May Ltd. is an affiliate of the company.

     3. During the annual period ending June 30, 2005 the company paid $190,000 to VTech, a primary R & D Facility which pays key scientists.

     4. In August 2004, the Company signed a month to month lease for office space located at 195 The Vale, Acton London W3, 7QS England with Triband Global Limited for approximately 1399 British Pounds which is approximately equivalent to USD $2,600 per month plus VAT. The Company shares its office space with various entities in which May Ltd. is a principal shareholder. In March 2005, the Company's rent was increased to 2,195 equivalent to USD $4,055.35. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space above Triband Global offices for a monthly fee of 2,875.(Sterling) During the Period ending June 30, 2005, NME reimbursed to Triband Global a total of $62,023 Which related to payments made by Triband Global on behalf of NME and which included a payment of $15,879 for use of its office staff.

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

     9. On June 23, 2005, the Company converted the outstanding obligation owed to May Ltd. equal to $87,000 USD into 1,740,000 Common Shares.

     Mahesh Jayanarayan, CEO- Related Party Transactions:

     10. Prior to being appointed as CEO, Mahesh Jayanarayan was a consultant to the company. In August the Company paid $75,000 consulting fee and 875,000 shares valued at $350,000 to Business Plans Ltd. Mahesh and family own 100%% of Business Plans Ltd. Mahesh has received fees as a consultant prior to his appointment as CEO totaling 34,000 USD equivalent of approximately $60,000. Additionally during the quarter ending 9-30-2005, Mr. Jayanarayan received $12,000 for breach of his consulting contract which ended when upon his appointment of CEO.

     Mahesh Jayanarayan owns 14% of Triband Global Ltd, along with family members owns 10.8% of OneSoft Technologies UK Ltd and 15% of OneSoft Retail & Business Solutions Ltd. See related transaction May Ltd. #4 and $5. Mahesh Jayanarayan is a Director of Triband Global, Siptalk Ltd, Global MediaCast Ltd Business Plans Ltd and New Medium Enterprises UK Ltd. During the quarter ending 9-30-2005, we paid $11,752 and $7,688 to Triband Global. Additionally we paid $7,500 to Turtle Technologies (Onesoft) for I.T. during the quarter ending 9-30-2005.

     Silicon Valley Plc is a public limited company with over 2600 shareholders. It is a I.T. service provider and specializes in Business related software and Device management software. Global Media Cast is a wholly owned subsidiary of Silicon Valley Plc. Mahesh Jayanarayan is a shareholder and director and along with family members owning owns 14% of Silicon Valley PLC. See related transaction May Ltd. # 6.



     Subsequent Events:

     On October 10, 2005, N. Blumenfrucht, CPA PC resigned as Company auditor. We engaged the accounting firm of Morgenstern & Company as our Company auditor.

     On October 13 we received $300,000 from an investor as the initial draw down pursuant to a subscription agreement entered on 9-15 for a total investment of $750,000 at $.10 cents per share. The balance of $450,000 can be drawn at $150,000 per month. Investor has right to withdraw after the initial investment of $300,000.

     On November 1, 2005 via consent of voters holding 80% of the company's outstanding common shares voted to approve the amendment to the Articles of Incorporation to increase the authorized common shares from 200,000,000 to 500,000,000 and increase the authorized preferred shares from 10,000,000 to 200,000,000. Vote holders also approved the amendment to the company's by laws as follows:

     Amendment to By Laws: Amendment to Article III and Article V of By-Laws Changes include: Increasing directors to ten, Allowing reasonable compensation for directors and Annual re-election of officers by Board of Directors.

     Nov. 8, 2005--we announced that we entered into an agreement to merge our HD technology with Beijing E-World's EVD standard by way of an equity swap. Beijing E-World Technologies Co., Ltd is a Chinese Electronics company, where its High Definition (HD) storage format Enhanced Versatile Disc (EVD) has gained great support from the Chinese government and was awarded a grant of US$1.235 million for scientific research from the State Economic and Trade Commission. Its EVD standard was officially announced as China's National Standard for High Definition Versatile Disc by the Ministry of Information Industries on February 18th, 2005. Beijing E-World is the owner of EVD's key technologies and the EVD trademark. The company has been granted 9 patents for its system technology.

     Beijing E-World is owned by leading electronic enterprises in China such as SVA, Shinco, Amoi, Nintaus, BBK, Panda, SAST and China Electronics Technology Group Corporation. In the proposed transaction New Medium Enterprises (NME) will grant approximately 40% of its company's equity and invest $8.5 million in return for 69.09% of E-World. The companies have both been working in the higher capacity optical storage area and share common goals. NME's high storage optic technology and Beijing E-World's system technology will provide a complete solution in the field of HD using the red laser format. The share swap will strengthen both parties' technological aspirations and goals and accelerate the launch of a number of red laser HD devices and displays by 2006. The combined group will rename itself NME-World and will seek to re-list on the NASDAQ in early 2006 and seek to raise US$10 million for a global launch of its combined products. The company has appointed Spencer Clarke an Investment Bank in New York to spearhead the NASDAQ listing.

     Exhibits & Reports on Form 8-K Incorporated by Reference:

     8K Report filed 9-1 Issuance of shares to principals and consultant, options to May Ltd., election of Eugene Levich as Chief Technology Officer.

     8K Report filed 10-14 as of 9-15 issuance of shares in exchange of fund received and receivable.

     8K Report filed 9-2 Election of Rahul Didi as CFO



     AT DECEMBER 31, 2004, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $$512,662 WHILE CURRENT LIABILITIES AMOUNTED TO $46,094.



                                    Page  22


SIGNATURE
                                   SIGNATURES


In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVEMBER 14 2005                   NEW  MEDIUM  ENTERPRISES,  INC.

  BY:  /S/  MAHESH JAYARANAYAN -----------------------
  PRESIDENT, CHIEF EXECUTIVE OFFICER