Form 10QSB
period 2005-12-31
NEW MEDIUM ENTERPRISES INC
filed 2006-02-16
CIK 1126983

<SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  THREE  MONTHS  ENDED                 COMMISSION  FILE  NUMBER
       December 31,   2005                             333-51880

                          NEW  MEDIUM  ENTERPRISES,  INC.
               (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

             NEVADA                             11-3502174

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE ..


                   COMMON STOCK $.0001 PAR VALUE, 147,016,546

            (TITLE OF CLASS) (SHARES OUTSTANDING AS OF February 15,  2006


                                       PAGE  1




                             NEW  MEDIUM  ENTERPRISES,  INC.
                                  FORM  10Q-SB

                       THREE  MONTHS  ENDED  December 31, 2006




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
















                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AT DECEMBER 31, 2005

ASSETS
-----------
                                     DECEMBER 31,2005 DECEMBER 31,2004


Current Assets
Cash and Cash Equivalents                                              $532,231            $450,229
Investment                                                                   -                20,198
Prepaid Expenses                                                         21,281               12,722
Rental Deposits                                                          28,056                   -
                                                              ------------------  -------------------

TOTAL CURRENT ASSETS                                                    581,570              483,149
                                                             -------------------  -------------------

Property and Equipment (net of depreciation
  of $84,399 and $47,412 respectively) -Check                           127,742              110,628
                                                             -------------------  -------------------


Intellectual Property                                                15,188,360           13,751,259
                                                             -------------------  -------------------

TOTAL OTHER ASSETS                                                   15,316,102           13,861,887
                                                             -------------------  -------------------

Total Assets                                                        $15,897,672          $14,345,036
                                                             ===================  ===================





CURRENT LIABILITIES
Accrued Expenses                                                      $58,701             $28,314
                                                             -------------------  -------------------
Due to Shareholders                                          $-   $174,000
                                                             -------------------  -------------------

      Total Current Liabilities                                          58,701              202,314

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock $.0001 par value, Authorized
10,000,000 shares;
 none issued
 Common Stock, $.0001 par value,
 Authorized 200,000,000
 & 100,000,000 shares, Issued and outstanding
147,016,546 & 98,786,750 shares  (to change)                           224,315                9,879
 Additional paid in capital                                          21,563,254           17,986,440
 Accumulated other comprehensive gain (loss)                            (26,142)              (3,318)
 Deficit accumulated during
the development stage                                                (5,922,456)          (3,850,279)

      Total Stockholders' Equity                                     15,838,971           14,142,722
                                                             -------------------  -------------------

Total Liabilities & Stockholders' Equity                              $15,897,672        $14,345,036
                                                             ===================  ===================



The accompanying notes are an integral part of the financial statements

<




                                                New Medium Enterprises, Inc.
                                                 (A development stage company)
                                                 ------------------------------
                                                 STATEMENT OF CASH FLOWS
                                                 ------------------------------
                                                 FOR THE THREE MONTHS ENDED
                                                 ------------------------------
                                                                    (UNAUDITED)
                                                 ------------------------------



                                                 DECEMBER 31,                    DECEMBER 31,
                                                 ------------------------------  -------------
                                                                          2,005           2004
                                                 ------------------------------  -------------


CASH FLOWS FROM OPERATING ACTIVITIES
-----------------------------------------------
     Net loss                                                         -$791,160    -$1,199,488
-----------------------------------------------  ------------------------------  -------------
     Adjustments to reconcile net loss to net
-----------------------------------------------
       cash provided by operating activities:
-----------------------------------------------
          Depreciation and amortization                                  11,865        764,852
-----------------------------------------------  ------------------------------  -------------
          Issue of shares for services rendered                          10,000
-----------------------------------------------  ------------------------------
          Changes in assets and liabilities:
-----------------------------------------------
             Change in current assets                                        -2          5,882
-----------------------------------------------  ------------------------------  -------------
             Change in security deposits                                 -9,971              0
-----------------------------------------------  ------------------------------  -------------
             Change in current liabilities                               12,607              0
-----------------------------------------------  ------------------------------  -------------


Net cash used in operating activities                                  -766,661       -428,754
-----------------------------------------------  ------------------------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------
Purchase of fixed assets                                                -34,493              0
-----------------------------------------------  ------------------------------  -------------
Exchange gain on shares                                                 -13,496              0
-----------------------------------------------  ------------------------------  -------------
Investment in intellectual property                                      -4,500              0
-----------------------------------------------  ------------------------------  -------------
Net cash provided from  investing
 activities                                                             -52,489              0
-----------------------------------------------  ------------------------------  -------------




CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------------
   Issuance of shares for services
 rendered                                                                     0          2,845
-----------------------------------------------  ------------------------------  -------------
  Proceeds from sale of shares                                          860,000         97,500
-----------------------------------------------  ------------------------------  -------------
Net cash provided from  financing
  activities                                                            860,000        100,345
-----------------------------------------------  ------------------------------  -------------


NET INCREASE  (DECREASE) IN CASH AND
CASH  EQUIVALENTS                                                        40,850       -328,409
-----------------------------------------------  ------------------------------  -------------


Cash and cash equivalents, October 1,                                   491,381        778,638
-----------------------------------------------  ------------------------------  -------------


CASH AND CASH EQUIVALENTS,
 DECEMBER 31,                                    $                      532,231  $     450,229
-----------------------------------------------  ------------------------------  -------------




Supplemental disclosures
-----------------------------------------------
Non cash investing and financing activities
-----------------------------------------------
Issuance of common stock in exchange
for services                                     $                       10,000  $       4,387
-----------------------------------------------  ------------------------------  -------------







The accompanying notes are an integral part of the financial statements








                          NEW MEDIUM ENTERPISES, INC.
------------------------------------------------
                         (A development stage company)
------------------------------------------------
                CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
------------------------------------------------
FOR THE THREE MONTHS ENDED
------------------------------------------------





                                                  DECEMBER 31, 2005    DECEMBER 31, 2004
                                                  -------------------  -------------------
Revenues                                          $                0   $                0
------------------------------------------------  -------------------  -------------------


Operating Expenses
------------------------------------------------


General and Administrative                                 1,816,966            1,208,583
------------------------------------------------  -------------------  -------------------
Research and Development Costs                               148,535                    0
------------------------------------------------  -------------------  -------------------
Officer's Compensation                                       501,902                    0
------------------------------------------------  -------------------  -------------------
Loss on Foreign Currency                                      16,210                    0
------------------------------------------------  -------------------  -------------------
Depreciation                                                  20,836                    0
------------------------------------------------  -------------------  -------------------


Total Operating Expenses                                   2,504,449            1,208,583
------------------------------------------------  -------------------  -------------------


Income (Loss) From Operations                             (2,504,449)          (1,208,583)
------------------------------------------------  -------------------  -------------------


Other Income
------------------------------------------------
Investment Income                                              2,705                9,095
------------------------------------------------  -------------------  -------------------


Loss Before Income Taxes                                  (2,501,744)          (1,199,488)
------------------------------------------------  -------------------  -------------------


Income Tax                                                         0                    0
------------------------------------------------  -------------------  -------------------


Net Loss                                                  (2,501,744)          (1,199,488)
------------------------------------------------  -------------------  -------------------


Loss Per Common Share - Basic and  Diluted                    ($0.01)              ($0.01)
------------------------------------------------  -------------------  -------------------


Weighted Average Number of Shares Outstanding            142,416,546           98,582,643
------------------------------------------------  ===================  ===================


The accompanying notes are an integral part of the financial statements







                          NEW MEDIUM ENTERPRISES, INC.
                          ----------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                        STATEMENT OF STOCKHOLDER'S EQUITY
                        ---------------------------------
                 FOR THE PERIOD JULY1, 2003 - December 31, 2005
                 ----------------------------------------------





                                                                                     Accum
                                                                       Retained      ulated
                                                                       ------------  --------
                                                          Additional   Earnings      Other
                                                          -----------  ------------  --------
                                                                            (Accum   Compre
                        Per Share   Common       Stock    Paid-in      ulated        hensive
                        ----------  -----------  -------  -----------  ------------  --------
                        Amount      Shares       Amount   Capital      Deficit)      Loss      Totals
                        ----------  -----------  -------  -----------  ------------  --------  -----------




Balances, July 1, 2003
                                     18,429,444  $ 1,843  $ 1,867,402  ($1,190,495)  $ 11,519  $   690,269
                                    -----------  -------  -----------  ------------  --------  -----------


Issuance of shares
 to officer for
----------------------
services rendered
 Oct. 2003              $     0.06    1,112,000      111       61,889                               62,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for purchase of        $     0.20   72,605,776    7,261   14,513,894                           14,521,155
----------------------  ----------  -----------  -------  -----------                          -----------


Comprehensive
 loss                                                                                 -23,177      -23,177
----------------------                                                               --------  -----------


Net loss for year
 ended June 30, 2004                                                      -156,483                -156,483
----------------------                                                 ------------            -----------


Balances, June
 30, 2004                            92,147,220    9,215   16,443,185   -1,346,978    -11,658   15,093,764
----------------------              -----------  -------  -----------  ------------  --------  -----------




Warrants exercised      $     0.25      250,000       25       62,475                               62,500
----------------------  ----------  -----------  -------  -----------                          -----------
July and August
 2004
----------------------


Issuance of shares
 for services
----------------------
rendered, August
 2004                   $     0.30      100,000       10       29,990                               30,000
----------------------  ----------  -----------  -------  -----------                          -----------




Issuance of shares
 for services to be
----------------------
rendered, August
2004                    $     0.40      875,000       88      349,912                              350,000
----------------------  ----------  -----------  -------  -----------                          -----------






Sale of common
stock to investor       $     0.20    5,000,000      500      999,500                            1,000,000
----------------------  ----------  -----------  -------  -----------                          -----------
August 2004
----------------------
Issuance of shares
 for services
----------------------
rendered,
September 2004          $     0.17        6,315        0        1,074                                1,074
----------------------  ----------  -----------  -------  -----------                          -----------


Warrants exercised      $     0.25      390,000       39       97,461                               97,500
----------------------  ----------  -----------  -------  -----------                          -----------
October, November,
and December 2004
----------------------


Issuance of shares
 for services
----------------------
rendered, November
 December 2004          $     0.24       18,215        2        4,385                                4,387
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
rendered, January
 2004 intil May 2005         0.045    1,500,000      150       67,350                               67,500
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common stock
 to investor May 2005         0.02   10,000,000    1,000      199,000                              200,000
----------------------  ----------  -----------  -------  -----------                          -----------


Conversion Of
Outstanding Debt
June 2005                     0.05    3,480,000      348      173,652                              174,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
stock to investor May
2005
----------------------
Stocks issued August
 2005                       0.0689    5,804,594      580      399,420                              400,000
----------------------  ----------  -----------  -------  -----------                          -----------


Net loss for year
 ended June 30, 2005                                                    -2,073,734              -2,073,734
----------------------                                                 ------------            -----------


Comprehensive loss                                                                     -4,322       -4,322
----------------------                                                               --------  -----------


Balances June 30, 2005              119,571,344   11,957   18,827,404   -3,420,712    -15,980   15,402,669
----------------------              -----------  -------  -----------  ------------  --------  -----------


Issuance of shares
 for services
----------------------
August 18, 2005                0.1    1,000,000      100       99,900                              100,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
August 18, 2005                0.1    5,600,122      560      559,451                              560,011
----------------------  ----------  -----------  -------  -----------                          -----------




Issuance of shares
 for Pre-Acquistion
----------------------
Shareholders
 September 15, 2005           0.05      915,080       92       45,908                               46,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
September 20, 2005             0.1    3,750,000      375      374,625                              375,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
September 20, 2005             0.1      250,000       25       24,975                               25,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
September 20, 2005             0.1    2,000,000      200      199,800                              200,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
September 20, 2005             0.1      350,000       35       34,965                               35,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
 stock to investor
----------------------
Sepember 20, 2005
----------------------
                              0.15    5,000,000      500      749,500                              750,000
                        ----------  -----------  -------  -----------                          -----------
Net loss for three
 months ended
----------------------
September 30, 2005                                                      -1,710,584              -1,710,584
----------------------                                                 ------------            -----------


Comprehensive loss                                                                     -9,469       -9,469
----------------------                                                               --------  -----------


                                    138,436,546   13,844   20,916,528   -5,131,296    -25,449   15,773,627
                                    -----------  -------  -----------  ------------  --------  -----------


Sale of common
 stock to investor
----------------------
October 13, 2005               0.1    3,000,000      300      299,700                              300,000
----------------------  ----------  -----------  -------  -----------                          -----------


Issuance of shares
 for services
----------------------
October 17, 2005               0.1      100,000       10        9,990                               10,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
 stock to investor
----------------------
November 14, 2005              0.1    1,500,000      150      149,850                              150,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
stock to investor
----------------------
December 14, 2005              0.1    1,500,000      150      149,850                              150,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
stock to investor
----------------------
December 15, 2005              0.1      500,000       50       49,950                               50,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
stock to investor
----------------------
December 20, 2005            0.125      480,000       48       59,952                               60,000
----------------------  ----------  -----------  -------  -----------                          -----------


Sale of common
 stock to investor
----------------------
December 28, 2005              0.1    1,500,000      150      149,850                              150,000
----------------------  ----------  -----------  -------  -----------                          -----------


Net Loss for the
 three months ended
----------------------
December 31, 2005                                                         -791,160                -791,160
----------------------                                                 ------------            -----------


Comprehensive Loss                                                                    -13,495      -13,495
----------------------                                                               --------  -----------


                                    147,016,546   14,702   21,785,670   -5,922,456    -38,944   15,838,972
                                    -----------  -------  -----------  ------------  --------  -----------











-


                                     Page 6

                        MORGENSTERN & COMPANY, CPA, P.C
                        CERTIFIED PUBLIC ACCOUNTANTS
                          40Exchange Place, Suite 1820
                               New York, NY 10005
                            TEL: (212) 925-9490
                  FAX:(212) 226-9134 E-MAIL: MORGENCPA@CS.COM

     The Board of Directors and Stockholders New Medium Enterprises, Inc.

     We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of DECEMBER 31, 2005 and the consolidated statements of operations for the three-month ended DECEMBER 31, 2005 and consolidated statements of cash flows and shareholders equity for the three-month then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2005 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated October 21, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of DECEMBER 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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





     /s/ Morgenstern & Company, CPA, P.C Certified Public Accountants

     New York, NY February 15, , 2006







                          NEW MEDIUM ENTERPRISES, INC.
                         (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005

     NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY

     New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period management had decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new Optical Disc format. It is expected to have a full industrial prototype by March 2006. As of the June 30, 2005 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.

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

     The components of finite-lived intangible assets are as follows:

     DECEMBER 31,2005 DECEMBER 31, 2004

     $15,188,360 $13,751,259

     Components of finite-lived Intangible assets acquired during fiscal years ended

     DECEMBER 31,2005 DECEMBER 31, 2004 $ 4,500 $ 0

     The estimated future amortization expense related to intangible assets as of DECEMBER 31, 2005 is as follows:



     2006  1,518,386  2007  3,036,772  2008  3,036,772  2009  3,036,772  2010
     3,036,772







     REVENUE RECOGNITION

     The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the three months ended DECEMBER 31, 2005 and 2004 there were no revenues.

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     STOCK - BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ( SFAS 123). The Company continues to apply the accounting rules of APB No. 25. APB No. 25 measures compensation expenses on the first date at which both numbers of share and exercise price are known. Under the Company's plans this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value on the date of the grant, no compensation expenses are reorganized under this accounting treatment.

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





     NEW MEDIUM ENTERPRISES, INC. (A development stage company) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2005

     NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

     According the acquisition agreement with MultiDisk Ltd and TriGM International, the Company was obligated to pay certain milestone payments amounting to $87,000 each upon the raising of capital in excess of $500,000. Payment total $174,000. In August 2004 the Company entered into consulting agreements for consulting services. The Company paid a fee of $75,000 and issued 875,000 common shares the shares were valued at $.40, which approximates the fair market value of the shares at the date of issuance.

     On November 8, 2005 The Company entered into an agreement to merge our HD technology with Beijing E-World's EVD standard by way of an equity swap. In the proposed transaction New Medium Enterprises (NME) will grant 40.86% of its company's equity and invest $8.5 million in return for 69.09% of E-World. The companies have both been working in the higher capacity optical storage area and share common goals. The share swap will strengthen both parties' technological aspirations and goals and accelerate the launch of a number of red laser HD devices in 2006. The combined group will rename itself NME-World and will seek to re-list on the NASDAQ in early 2006 and seek to raise US$10 million for a global launch of its combined products. QUERY - is this still correct??

     On conclusion of the acquisition, NME will pay a brokerage fee to BITE Investment as an M&A consultant of 30,123,240 Common Shares of NME.

     The Company has created a special purpose financing vehicle, New Medium Enterprises UK Limited (NME UK), trading as New Medium Enterprises Capital ("NMEC"). NME UK is a wholly owned subsidiary of NME. It is anticipated that NMEC will fund the sales growth of NME, its parent entity, in 2006. In addition, NMEC may enter into financing arrangements for other joint ventures and acquisitions. It is anticipated that NMEC will raise funds through short term and medium term financing arrangements.

     As its initial financing transaction, on 14 December 2005 NMEC placed a 120-day short term debenture note with a private equity fund, Tribal SARL, in the principal amount of $1.1 million. These funds will be exclusively used for the purpose of trade finance by or through E-World. This initial financing transaction also constitutes part of NME's investment in E-World pursuant to the terms of the Acquisition Agreement. BITE Investments (an associated company of Tribal SARL) will receive a right to participate as a strategic partner in any new or special purpose vehicle to be rewarded a minimum of 7.5% of the expanded share capital of NME following an IPO. A placement fee will be payable to BITE Investments of 7.5% ($82,500) and a transaction fee will be payable to Tribal SARL of 2.5% ($27,500).

     As part of this transaction, NME, as the parent entity, will provide a limited guarantee collateralized, in part, by the securities to be issued by NME at closing pursuant to the Acquisition Agreement.

     Additional material terms relating to this initial short term financing transaction involving NMEC are as follows:

     1) Loan Amount : $1,100,000 Short Term Note .

     2) The term of such Note will be for a period of 120 days from December 16 2005 but at the 31st of December 2005, no amounts have been loaned.



     3) Interest will be payable at maturity and accrue at the interest rate of 15% ( or 1.25 % for every 30 days)



     4) The parent entity, will issue warrants in respect of its common shares equal to 100 % of the subscribed amount and will be exercisable at any time within 5 years for issue at 25% discount to the average trading price during any 30-day period



     5) The parent entity, will guaranty payment under this Note. This guaranty will be specific to the collateral furnished in connection with this facility, and will be limited to the securities pledged as collateral, held in escrow and dedicated for the purpose of this financing transaction.



     Collateral :-

     The collateral security to be furnished in connection with this initial financing transaction includes the following:

     1.Approximately 98 million NME common shares to be held in escrow and which will be issued at closing under the Acquisition Agreement.

     2.Additional 15 million common shares of NME to be pledged as collateral security and held in escrow.

     3.Guaranty of payment from NME, as the parent entity.

     Purpose: The proceeds from the Note will be used exclusively for trade finance in connection with E-World

     The Company now rents office space from an external landlord on a month-to-month basis. Rent for the three months ended DECEMBER 31, 2005 was $36,654, which has increased significantly from last quarter as the company also contracted for additional space on the upper floor.



     LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

     RELATED PARTY TRANSACTIONS

     The company also paid consulting fees to various related parties. During the three months ending DECEMBER 31, 2005 these payments totaled $46,970 in cash and a former CEO, Ethel Schwartz was paid $15,500 for her assistance in filing the annual/quarterly and 8k filings and consultancy.



     NOTE 8 -STOCKHOLDERS' EQUITY

     The Company's authorized capital stocks consist of 500,000,000 shares of common stock (par value of $.0001) and 200,000,000 shares of non-voting preferred stock (par value $.0001).

     The original par value had been $.001 per share. In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements have been restated retroactively to recognize the new valuation.

     In connection with the acquisition, the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price for $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties involved in the abovementioned acquisition. These warrants were transferred in lieu of compensation for services rendered. A total of 1,300,000 warrants were transferred.

     As at 30 September 2005, 138,436,546 shares of common stock had been issued, giving a valuation of $15,773,627. During the period to 31 December 2005, 8,580,000 shares of common stock were issued in return for investments received from various accredited investors and officers for services rendered (for analysis, see notes under Liquidity and resources). The total number of shares issued as at 31 December, 2005, is 147,016,546 with a valuation of $15,838,972.

     No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the references of the preferred stock. The Company on November 1, 2005 determined the preferences of the preferred stock. The Preferred shares shall be issued from time to time in one or more series, with such distinctive serial designations as shall be stated and expressed in the resolution or resolutions providing for the issuance of such shares as adopted by the Board of Directors; the Board of Directors is expressly authorized to fix the number of shares of each series, the annual rate or rates of dividends for the particular series, the dividend payment dates for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend payment date shall be cumulative, the redemption price or prices for the particular series, the voting powers for the particular series, the rights, if any, of holders of the shares of the particular series to convert the same into shares of any other series or class or other securities of the corporation, with any provisions for the subsequent adjustment of such conversion rights, the rights, if any, of the particular series to participate in distributions or payments upon liquidation, dissolution or winding up of the corporation, and to classify or reclassify any unissued preferred shares by fixing or altering from time to time any of the foregoing rights, privileges and qualifications.

     All the Preferred shares of any one series shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative; and all preferred shares shall be of equal rank, regardless of series, and shall be identical in all respects except as to the particulars fixed by the Board as hereinabove provided or as fixed herein.

     NOTE 9 - SUBSEQUENT EVENTS

     On January 27 2006, in accordance to the By-Laws the entire board resigned and the following were re-elected: Rupert Stow, Mahesh Jayanarayan, Eugene Levich, Barry Williamson and Irene Kuan. Rupert Stow also retired as the current chairman as the operations are being carried out in the UK, and the financial plans for fund raising are to be carried out in the UK, it was resolved that Philip David be appointed a Director. Previously Rahul Diddi resigned as CFO, but had remained as a Director. As the main operations and management of the company is being handled in the United Kingdom, Rahul Diddi, declined to be re-elected to the board.

     The Company also proposes to attend the exhibition at CeBIT in Hanover, Germany in March 2006. New Medium Enterprises and E-World will unveil the world's first and only true High Definition solution utilizing today's Red Laser Technology and its industrial infrastructure. The VMD/EVD platform, the convergence of their proprietary formats and technologies, allows for High Definition content playback using its multilayered discs and backward compatible players. Bundled with High Definition LCD screens, this is the only high-end offering to the discerning consumer at current DVD market prices.

     CeBIT is the world's largest trade fair showcasing digital IT and telecommunication solutions for home and work environments, offering an international platform for comparing notes on current industry trends, networking, and product presentations, and with over 6,200 exhibitors from around 70 countries. This year CeBIT 2006 will be held under the "Digital Solutions for Work & Life" banner. In a show of support, at the same time, EROS, a leading Bollywood (Indian) film distributor will release 5 titles (discs) in HD on VMD that is entirely compatible to be read on our VMD/EVD players.

     In the month of January 2006, the Board of Directors voted to lower the exercise price on the warrants for the Series C warrants to $0.10 cents per share.





     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

     FORWARD LOOKING STATEMENTS

     Some of the information in this 10Q Report or the documents we incorporate by reference in this 10Q Report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

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

     . dependence on key personnel;

     . inability to conclude the relationship as outlined in the letter of intent and other documents executed with Eros into definitive agreements.

     . other factors discussed in this 10Q Report





     We are a development stage company currently engaged in the development of our proprietary technology, VMD , a next generation, high capacity optical storage disc. To date, we have generated no revenues.

     We  have  entered  into  agreements  with  V-Tech, LaDIS and Silicon Valley
     Plc for the research and development of prototypes and commercializing product. V-Tech, consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multilayer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, LaDis and Silicon Valley Plc belong to us. The overall management of our Company is carried out from our headquarters in the UK. V-Tech will became a subsidiary of Silicon Valley Plc at the end of February 2006.

     In the fourth quarter 2005, the company began to gear up for production of VMD discs.. By doing so, the company will need to continue to raise additional capital to finance the manufacturing facility and engineering teams.

     Plan  of  Operations  for  the  next  12  months:
     -----------------------------------------

     The company's management plans to pursue an active policy towards growth and the creation of revenue through means of strategic alliances, joint ventures and acquisitions within the realm of content providers, consumer electronics, manufactures, replicators, drive manufacturing OEMs and mass retailers.





     Beijing E-World, China ----------------------

     On June 25, 2005, New Medium Enterprises, Inc. and Beijing E-World Technology Co Ltd executed a Memorandum of Intent to form a joint R&D program for the production of a disc player which will incorporate/combine EVD and VMD technologies.

     NME Inc and Beijing E-World has finalised a definitive agreement for a commercial partnership to exploit NME's VMD technology. The objective is for Beijing E-World to adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

     Beijing E-World is one of China's largest optical disc and consumer electronics design companies. They own EVD, a technology that currently includes a lower quality High Definition optical disc and player format validated by the Chinese Government for the Chinese market. Beijing E-World's EVD and other technologies are 'red laser' based as they see it as the current market standard like with CDs and DVDs.

     Beijing E-World is currently seeking expansion funding and has aspirations to trade outside of mainland China.

     We are seeking growth funding and are keen to expand in to Far Eastern and other emerging DVD markets.

     Beijing E-World provides its customers with one-stop optical disc based products and services such as software development, hardware design and system integration. The Company's current main products are special EVD boards developed in conjunction with US companies such as LSI Logic (LSI), ST Microelectronic, and Sigma Designs.

     Beijing E-World owns EVD key technologies and the EVD trademark. The company has applied for 29 items technology patents related to EVD of which 9 items have already acquired authorization and 20 are pending. An additional 40 items are being prepared for application.

     The company's aim is to make high definition multimedia entertainment possible and affordable while allowing the partners upstream (content owners) and downstream (player manufacturers and content distributors) to maintain good profit margins. By using the current generation red lasers and current technology disc media, Beijing E-World recognized that red laser based disc formats were currently the only consumer affordable format able to make full use of High Definition Capable Televisions. Most Plasma Displays and LCD TV's as well as some Projection TV's and CRT's. This makes the EVD, and by agreement, VMD formats very attractive and cost effective products for any markets where there is a high penetration or growing sales of HD capable TV.

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

     The business combination would allow Beijing to expand overseas whilst enhancing it's EVD red laser standard with VMD's compatible technology, gaining much greater capacity, NME's western world momentum and potential markets.

     Beijing E-World Technology Co., Ltd is a Chinese public listed company engaged in the development of electronic chip and board technology. Beijing E-World is the developer of EVD which is currently selling in China. Under the parameters of the agreement NME Inc. and Beijing E-world will collaborate on R&D to develop a dual EVD/VMD player.

     Beijing E-world will have access to the VMD technology in China, royalty free while NME Inc. will be free to market the player technology to the rest of the world, and charge a royalty for it.

     NME Inc. will also grant Beijing E-World the right to produce VMD optical discs in China under a new brand

     For such a right NME Inc. will have the right to royalty payments as will be agreed by separate agreement. Beijing E-World has agreed to place an order of 100,000 VMD discs from NME Inc. for pilot marketing work in China for 2006 subject to the positive result of the aforementioned R&D collaboration.

     The parties are working towards establishing a joint international Marketing company operating from a jurisdiction outside of China in the UK, to market VMD and EVD products, including the players, compression technologies, audio systems, VMDs and the HD digital cinema systems.

     Additionally, Beijing E-World will also allow NME to act as a marketing channel for Beijing E-World products in other world markets.

     Eros, India -----------

     On June 24, 2005, New Medium Enterprises, Inc. entered into a strategic agreement with Eros Media Ltd, a leading distributor of Bollywood movies worldwide and mainstream western media in India.

     Bollywood is the most prolific film industry in the world. Eros is the single largest International distributor of Bollywood films worldwide with over 70% market share in the business. It has distributed some of the biggest Bollywood blockbusters of all times - Dil Se, Hum Aapke Hain Kaun, Taal, Saath Hain, Dilwale Dulhaniya Le Jayenge to name a few. Eros content library includes: approximately 2,000 Indian film titles approximately 20,000 Indian music and dance videos, documentaries, sport and other genres.

     According to the Letter of Intent executed with Eros, Eros will have rights to use VMD to distribute all the above content plus any new movies acquired or produced by Eros and plans to do this on 500,000 VMD discs later this year. Eros plans to show its movies at the Cannes film festival in High Definition on VMD discs and corresponding drives.

     The other key terms of the agreement are; Eros has the right to showcase all of its content on VMD optical discs in high definition (HD) to promote itself and its content to the market. Eros will commercialize at its own expense 50 block buster Bollywood titles for 2006. These expenses will include: manufacturing of the VMD discs, stamping the content onto the discs distribution and marketing of HD Bollywood movies on VMD. Eros will place an order for 500,000 VMD discs (50 films, 10,000 each) for Christmas 2006, with a mutually agreed replicator. Eros has taken a 5% stake in our Company.

     Global MediaCast

     NME proposes to enter into a manufacturing and distribution agreement to licence Global MediaCast Ltd to manufacture and distribute VMD-incorporated devices for the commercial market. Global MediaCast will pay NME a royalty to be agreed by both companies by device basis.

     On October 2005 the company raised the salaries for the CEO and Financial Consultant as follows: - CEO from $100,000 to $120,000 - Financial Consultant from $72,000 to $80,000.

     On November 2005 the company raised the salary for the COO from $50,000 to $60,000.

     LIQUIDITY AND CAPITAL RESOURCES:

     On DECEMBER 31, 2005, we had available in cash the sum of $532,231 and accrued expenses of $58,701.

     Further to our raised funds through warrant exercise and private equity transactions from various investors during the period to 31 December, 2005, in this quarter , we received:-

     1. On October 13, 2005 the company received $300,000 from an accredited investor, and the company issued 3,000,000 common shares at $0.10cents per share.

     2. On November 14, 2005 the company received $150,000 from an accredited investor, and the company issued 1,500,000 common shares at $0.10cents per share.

     3. On December 14, 2005 the company received $150,000 from an accredited investor, and the company will issue 1,500,000 common shares at $0.10 cents per share

     4. On December 15, 2005 the company received $50,000 from an accredited investor, and the company will issue 500,000 common shares at $0.10 cents per share

     5. On December 15, 2005 the company received $60,000 from an accredited investor, and the company will issue 480,000 common shares at $0.125 cents per share

     6. On December 28, 2005 the company received $150,000 from an accredited investor, and the company will issue 1,500,000 common shares at $0.10 cents per share



     ADDITIONAL EQUITY ISSUED:

     On October 17, 2005 the company issued 100,000 common shares at $0.10cents per share to an officer for services rendered.

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

     During the quarter ended DECEMBER 31, 2005, there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





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

     May Ltd. is an affiliate of the Company which owns 43,409,429 common shares equal to approximately 29.53% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of approximately 33.49% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company.

     May Ltd. also owns 58.8% of the outstanding stock each of Triband Global Limited and also owned 85% of OneSoft Technologies UK Limited and associated companies. The latter has now been acquired by Silicon Valley Plc through new issue of shares.

     May Ltd. also Owns 100% of Visson Technology and 100% of VTech, a key R&D facility of the company. Towards the end of February 2006, the shares in V-Tech will be sold to Silicon Valley Plc for approximately $44,000.

     May Ltd. also owns 29% of Silicon Valley plc which is a public limited company with over 2600 shareholders. It is an I.T service provider and specializes in Business related software and Device management software. Global MediaCast is a wholly owned subsidiary of Silicon Valley Plc.


                                    Page 18


     1. During the annual period ending December 31, 2005 the company paid $79,121 to VTech, a primary R & D Facility which pays key scientists.

     2. The Company shares its office space with various entities in which May Ltd. is a principal shareholder. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space including previous Triband Global offices for a monthly fee of 6,098 British Pounds. During the Period ending December 31, 2005, NME reimbursed to OneSoft
     Retail and Business Solutions, a total of $29,686 for use of its office staff.

     3. During the quarter ending December 31, 2005, the Company continued with the services of OneSoft Technologies UK, formerly Turtle Technologies UK Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. For the December 2005 quarter, the company paid $7,500 to Turtle Technologies (India) Pvt Ltd.

     4. During the quarter ending December 31, 2005, the company paid $6,555 to Global MediaCast Ltd., a wholly owned subsidiary of Silicon Valley Plc, for use of its office staff.

     5. During the quarter to December 31 2005, the Company continued with the services of Andrew Danenza, the son of Ann Kallgren , who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and has received an aggregate of $20,000 in consulting fees. He will receive an ongoing monthly fee of $6,666.66.

          MAHESH JAYANARAYAN, CEO- RELATED PARTY TRANSACTIONS:

      6. Prior to being appointed as CEO, Mahesh Jayanarayan was a consultant to the company. In August 2004 the Company paid $75,000 consulting fee and 875,000 shares valued at $350,000 to Business Plans Ltd. Mahesh and family own 100% of Business Plans Ltd. Mahesh has received fees as a consultant prior to his appointment as CEO totaling 34,000 British Pounds equivalent of approximately $60,000. Additionally during the quarter ending 30 September 2005, Mr. Jayanarayan received $12,000 for termination of his consulting contract which ended upon his appointment of CEO.

     Mahesh Jayanarayan and family members owns 10.4% of Triband Global Ltd, had owned 10.8% of OneSoft Technologies UK Ltd and 15% of OneSoft Retail & Business Solutions Ltd. See related transaction May Ltd. #4 and #5. Mahesh Jayanarayan is also a Director of Triband Global Ltd, Siptalk Ltd, Global MediaCast Ltd, Business Plans Ltd and New Medium Enterprises UK Ltd. During the quarter ending 30 September 2005, we paid $11,752 and $7,688 to Triband Global for office rent and expenses. Additionally we paid $7,500 to Turtle Technologies (Onesoft) for I.T. during the quarter ending 30 September 2005.

     Page 19

     Silicon Valley Plc is a public limited company with over 2600 shareholders. It is a I.T. service provider and specializes in Business related software and Device management software. Global MediaCast, OneSoft Technologies and V-Tech are wholly owned subsidiaries of Silicon Valley Plc. Mahesh Jayanarayan is a shareholder and along with family members owns 14% of Silicon Valley PLC. See related transaction May Ltd. # 3 & 4




     EXHIBITS & REPORTS ON FORM 8-K INCORPORATED BY REFERENCE:

     8K Report filed 9-1 Issuance of shares to principals and consultant, options to May Ltd., election of Eugene Levich as Chief Technology Officer.

     8K Report filed 10-14 as of 9-15 issuance of shares in exchange of fund received and receivable.

     8K REPORT FILED 9-2 ELECTION OF RAHUL DIDI AS CFO

     AT DECEMBER 31, 2005, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $581,570 WHILE CURRENT LIABILITIES AMOUNTED TO $58,701.

     Page 22

     SIGNATURE SIGNATURES

     In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





FEBRUARY 15, 2006 NEW MEDIUM ENTERPRISES, INC.

BY: /S/ MAHESH JAYARANAYAN ----------------------- PRESIDENT, CHIEF EXECUTIVE OFFICER
















T