Form 10QSB
period 2006-05-12
NEW MEDIUM ENTERPRISES INC
filed 2006-05-15
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended: March 31, 2006

Commission File Number: 333-51880

NEW MEDIUM ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	11-3502174
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Mahesh Jayanarayan, CEO
195 The Vale
London UK W3 7QS
(Registrant’s Address)

011 44 20 8746 2018
(Registrant's Telephone Number, including Area Code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☒ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 2, 13 OR 15(D) OF THE SECURITIES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

TITLE OF CLASS: COMMON STOCK $.0001 PAR VALUE

SHARES OUTSTANDING AS OF MARCH 31, 2006: 151,399,880.

NEW MEDIUM ENTERPRISES, INC.
FORM 10QSB

THREE MONTHS PERIOD ENDED MARCH 31, 2006

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT MARCH 31, 2006

	MARCH 31, 2006	MARCH 31, 2005

ASSETS
Current Assets
Cash and Cash Equivalents	$37,275	$9,995
Investments	2	20,198
Prepaid Expenses	11,725	455
Rental Deposits	28,056	0
Other Debtor - Loan Receivable	309,000
Amount owed by Associated Company	61
Value Added Tax recoverable	35,261

TOTAL CURRENT ASSETS	421,380	30,648

Property and Equipment (net of depreciation of
$99,682 and $86,165 respectively)	160,053	102,726

Intellectual Property	15,188,360	13,039,168

Total Other Assets	15,348,413	13,141,894

Total Assets	$15,769,793	$13,172,542

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses and amount payable	$109,529	$28,314
Notes Payable	$309,000

Due to Shareholders	$--	$174,000

Total Current Liabilities	418,529	202,314
Rounding	1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 10,000,000 shares;
none issued
Common Stock, $.0001 par value, Authorized 500,000,000
& 100,000,000 shares, Issued and outstanding
151,399,880 & 98,786,750 shares	15,140	9,879
Additional paid in capital	22,275,232	17,987,982
Accumulated other comprehensive gain (loss)	(38,867)	(4,320)
Deficit accumulated during the development stage	(6,650,242)	(5,023,313)
Stock Subscription Receivable	(250,000)
Total Stockholders' Equity	15,351,263	12,970,228

Total Liabilities & Stockholders' Equity	$15,769,793	$13,172,542

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	MARCH 31, 2006	MARCH 31, 2005

Cash flows from operating activities
Net loss	(727,786)	(1,171,492)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	13,519	764,852
Profit on Exchange to Shareholder's Equity	77
Changes in assets and liabilities:
Other loans receivable	(309,000)
Change in current assets	(334,766)	0
Change in current liabilities	359,827	12,267

Net cash used in operating activities	(998,129)	(394,373)

Cash flows from investing activities
Purchase of fixed assets (including investments)	(45,827)	(45,861)

Net cash provided from investing activities	(45,827)	(45,861)

Cash flows from financing activities
Notes Payable	309,000
Issuance of shares for warrants exercised	30,000
Issuance of shares for services rendered	0	0
Proceeds from sale of shares	210,000	0
Net cash provided from financing activities	549,000	0

Net increase (decrease) in cash and cash equivalents	(494,956)	(440,234)

Cash and cash equivalents, January 1,	532,231	450,229

Cash and cash equivalents, March 31,	37,275	9,995

Supplemental disclosures
Non cash investing and financing activities
Issuance of common stock in exchange for services	0	0

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	MARCH 31, 2006	MARCH 31, 2005

Revenues	$0	$0

Operating Expenses

General and Administrative	632,114	408,288
Research and Development Costs	116,578	0
Officer's Compensation	15,079	0
Depreciation	13,519	764,852

Total Operating Expenses	777,290	1,173,140

Income (Loss) From Operations	(777,290)	(1,173,140)

Other Income
Investment Income	1,640	1,648
Value Added Tax recovered	47,864	0

Loss Before Income Taxes	(727,786)	(1,171,492)

Income Tax	0	0

Net Loss	(727,786)	(1,171,492)

Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	149,208,213	98,768,535

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD JULY 1, 2003 - March 31, 2006

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances, July 1, 2003		18,429,444	$1,843	$1,867,402	($1,190,495)	$11,519	$690,269

Issuance of shares to officer for
services rendered Oct. 2003	$0.06	1,112,000	111	61,889			62,000
Issuance of shares for purchase of	$0.20	72,605,776	7,261	14,513,894			14,521,155
Comprehensive loss						(23,177)	(23,177)

Net loss for year ended June 30, 2004					(156,483)		(156,483)

Balances, June 30, 2004		92,147,220	9,215	16,443,185	(1,346,978)	(11,658)	15,093,764

Warrants exercised
July and August 2004	$0.25	250,000	25	62,475			62,500
Issuance of shares for services
rendered, August 2004	$0.30	100,000	10	29,990			30,000
Issuance of shares for services to be
rendered, August 2004	$0.40	875,000	88	349,912			350,000
Sale of common stock to investor
August 2004	$0.20	5,000,000	500	999,500			1,000,000
Issuance of shares for services
rendered, September 2004	$0.17	6,315	0	1,074			1,074
Warrants exercised
October, November, and December 2004	$0.25	390,000	39	97,461			97,500
Issuance of shares for services
rendered, November December 2004	$0.24	18,215	2	4,385			4,387
Issuance of shares for services
rendered, January 2004 until May 2005	0.045	1,500,000	150	67,350			67,500
Sale of common stock to investor May 2005	0.02	10,000,000	1,000	199,000			200,000
Conversion Of Outstanding Debt June 2005	0.05	3,480,000	348	173,652			174,000
Sale of common stock to investor May 2005
Stocks issued August 2005	0.0689	5,804,594	580	399,420			400,000

Net loss for year ended June 30, 2005					(2,073,734)		(2,073,734)

Comprehensive loss						(4,322)	(4,322)

Balances June 30, 2005		119,571,344	11,957	18,827,404	(3,420,712)	(15,980)	15,402,669

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition
Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Net loss for three months ended
September 30, 2005					(1,710,584)		(1,710,584)

Comprehensive loss						(9,469)	(9,469)

		138,436,546	13,844	20,916,528	(5,131,296)	(25,449)	15,773,627

Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Net Loss for the three months ended
December 31, 2005					(791,160)		(791,160)

Comprehensive Loss						(13,495)	(13,495)

		147,016,546	14,702	21,785,670	(5,922,456)	(38,944)	15,838,972

Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000

Net Loss for the three months ended
March 31, 2006					(727,786)	77	(727,709)

		151,399,880	15,140	22,275,232	(6,650,242)	(38,867)	15,601,263

The accompanying notes are an integral part of the financial statements.

Morgenstern, Svoboda, & Baer Cpa's P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134 E-MAIL: MORGENCPA@CS.COM

The Board of Directors and Stockholders New Medium Enterprises, Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of MARCH 31, 2006 and the consolidated statements of operations for the three-month ended MARCH 31, 2006 and consolidated statements of cash flows and shareholders equity for the three-month then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2005 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated October 21, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of MARCH 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants

New York, NY

May 15, 2006

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1  FORMATION AND BUSINESS OF THE COMPANY

New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period, management had decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new Optical Disc format. An industrial prototype was produced in March 2006. As of June 30, 2005 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents consist of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has not experienced any losses on its cash or cash equivalents.

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

The components of finite-lived intangible assets are as follows:

MARCH 31, 2006	MARCH 31, 2005
$15,188,360	$13,039,168

Components of finite-lived Intangible assets acquired during fiscal years ended

MARCH 31, 2006	MARCH 31, 2005
$ 0	$ 0

The estimated future amortization expense related to intangible assets as of MARCH 31, 2006 is as follows:

2006	2007	2008	2009	2010
1,518,386	3,036,772	3,036,772	3,036,772	3,036,772

REVENUE RECOGNITION

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the three months ended March 31, 2006 and 2005 there were no revenues.

Other Income consists of purchase tax recoverable (VAT)from the UK Customs authorities on purchases made from inception of the UK office to January 31, 2006, amounting to $47,865. The company also received interest on its bank account.

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

NOTE 3  LIQUIDITY AND PROFITABILITY

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

NOTE 4  INVESTMENT IN INTELLECTUAL PROPERTY

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

NOTE 5  INCOME TAXES

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

NOTE 6  COMMITMENTS AND CONTINGENCIES

On November 8, 2005 The Company entered into an agreement to merge our HD technology with Beijing E-World's EVD standard by way of an equity swap. In the proposed transaction New Medium Enterprises (NME) will grant 40.86% of its company's equity and invest $8.5 million in return for 69.09% of E-World. The companies have both been working in the higher capacity optical storage area and share common goals. The share swap will strengthen both parties' technological aspirations and goals and accelerate the launch of a number of red laser HD devices in 2006. The combined group will rename itself NME-World and will seek to re-list on the NASDAQ in 2006 and seek to raise US$10 million for a global launch of its combined products.

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

A loan of $309,000 was crystallized by our subsidiary, New Medium Enterprises UK Ltd when Beijing E-world, in January, 2006 drew down on the Letter of Credit facility granted by Tribal Sarl. However, this loan was repaid in April 2006.

As part of this transaction, NME, as the parent entity, will provide a limited guarantee collateralized, in part, by the securities to be issued by NME at closing pursuant to the Acquisition Agreement.

Additional material terms relating to this initial short term financing transaction involving NMEC are as follows:

1)	Loan Amount: $1,100,000 Short Term Note.

2)	The term of such Note will be for a period of 120 days from December 16, 2005 but at the 31st of December 2005, no amounts have been loaned. Subsequently, an amount of $309,000 was loaned and repaid.

3)	Interest will be payable at maturity and accrue at the interest rate of 15% ( or 1.25 % for every 30 days).

4)
The parent entity will issue warrants in respect of its common shares equal to 100 % of the subscribed amount and will be exercisable at any time within 5 years for issue at 25% discount to the average trading price during any 30-day period.

5)
The parent entity, will guarantee payment under this Note. This guarantee will be specific to the collateral furnished in connection with this facility, and will be limited to the securities pledged as collateral, held in escrow and dedicated for the purpose of this financing transaction.

Collateral:-

The collateral security to be furnished in connection with this initial financing transaction includes the following:

1.	Approximately 98 million NME common shares to be held in escrow and which will be issued at closing under the Acquisition Agreement.

2.	Additional 15 million common shares of NME to be pledged as collateral security and held in escrow.

3.	Guarantee of payment from NME, as the parent entity.

Purpose: The proceeds from the Note will be used exclusively for trade finance in connection with E-World.

A loan of $309,000 was crystallized by our subsidiary, New Medium Enterprises UK Ltd when Beijing E-world, in January, 2006 drew down on the Letter of Credit facility granted by Tribal SARL. However, this loan was repaid in April 2006 (see note on subsequent events).

The merger of NME and Beijing E-World has been delayed due to the SEC regulations of having the financial statements of Beijing E-World US GAAP compliant.

On January 27 2006, in accordance to the By-Laws the entire board resigned and the following were re-elected: Rupert Stow, Mahesh Jayanarayan, Eugene Levich, Barry Williamson and Irene Kuan. Rupert Stow also retired as the current Chairman as the operations are being carried out in the UK, and the financial plans for fund raising are to be carried out in the UK, it was resolved that Philip David be appointed a Director. Previously Rahul Diddi resigned as CFO, but had remained as a Director. As the main operations and management of the company is being handled in the United Kingdom, Rahul Diddi declined to be re-elected to the board.

The company attended the exhibition in CeBit in Hanover, Germany in March 2006 where New Medium Enterprises and E-World unveiled the world’s first and only true HD solution utilizing today’s red-laser technology and its industrial infrastructure. The VMD/EVD platform, the convergence of their proprietary formats and technologies, allows for HD content playback using its multilayered discs and backward compatible players. This is the only high-end offering to the discerning consumer at current DVD market prices.

CeBit is the world’s largest trade fair show casing consumer electronics, digital IT and telecommunication solutions for home and work environments. It offers an international platform for comparing notes on current industrial trends, networking and product presentations, and with over 6,200 exhibitors from around 70 countries. In a show of support at the same time, EROS, a leading Bollywood (India) film distributor released five titles (discs) in HD on VMD that is entirely compatible to read on our VMD/EVD players.

CeBit was our most successful show and received over 200 trade enquiries. It made the front page of CeBit News being one of 15 front page companies during the length of the show.

22,442,999 shares were issued to TriGM International S.A. pursuant to New Medium Enterprises acquisition on January 13, 2004 of intellectual property assets owned by TriGM International S.A. On 16 March 2006, 10,670,000 were disbursed to six shareholders none of which owns more than 4.9% of the outstanding shares. Consequently TriGM International now owns 11,772,999 shares, equal to 7.9% of the outstanding shares of NME.

The Company now rents office space from an external landlord on a month-to-month basis. Rent for the three months ended MARCH 31, 2006 was $37,165. Much work was required to fit offices on the premises costing around $4,563, which is still ongoing at the reporting date, finished costs are expected to be about $7,000.

LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

RELATED PARTY TRANSACTIONS

The company also paid consulting fees to various related parties. During the three months ending MARCH 31, 2006 these payments totaled $27,000.

NOTE 8  STOCKHOLDERS' EQUITY

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

During the period to 31 March 2006, 4,383,334 shares of common stock were issued in return for investments received from various accredited investors and warrants exercised (for analysis, see notes under Liquidity and resources). The total number of shares issued as at 31 March, 2006, is 151,399,880 with a valuation of $15,601,263.

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

NOTE 9  SUBSEQUENT EVENTS

The loan of $309,000 to Beijing E-World by New Medium Enterprises UK Ltd in January 2006 was repaid in April 2006. The debenture on New Medium Enterprises UK Ltd is still in place but all collateral was released by Tribal SARL and all payments repaid. All terms in the debenture have been met except for the special condition that Tribal SARL’s associate company, BITE Investments, will be given the right to participate as a strategic partner in any new vehicle or special purpose vehicle for the purpose of a new listing of NME and E-World and will be awarded a minimum of 7.5% of the expanded share capital following an IPO as a founder shareholder.

The merger of NME and Beijing E-World has been delayed due to the SEC regulations of having the financial statements of Beijing E-World US GAAP compliant.

The company also raised $1.25 million and Euros700,000 ($891,697) from accredited investors in April 2006.

NME, Inc. were visitors at the MIPTV 2006 show in Cannes in April 2006 and have a stand at FIF Cannes Film Festival in Cannes in May 2006. This will be followed by a stand at the Mediatech Show in Frankfurt, also in May.

NME Inc concluded in April 2006 an agreement with Plasmon OMS, a global glass mastering house and a leader in the development of new formats of DVD discs, to produce a VMD glass mother set. Plasmon will also provide technical support for NME’s product development.

In May 2006, NME Inc signed a Contract of Sale with VDL ODMS B.V., a Dutch company. VDL ODMS will supply and install the first VMD replication line and will provide training of NME’s production staff.

On April 11, 2006 NME Inc entered into a memorandum of understanding, subject to legal contract, to purchase 51% of MPEG Technology Co Ltd, a privately held trading company in Hong Kong.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

Some of the information in this 10Q Report or the documents we incorporate by reference in this 10Q Report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

•	failing to produce a workable product;
•	failure to raise sufficient capital to fund business operating plans;
•	market conditions and demand for new optical storage Media development and storage technology;
•	our competitors' ability to successfully develop new technologies to satisfy demand for data storage;
•	difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;
•	difficulties in competing successfully in the markets for new products with established and emerging competitors;
•	difficulties with single source suppliers, product defects or product delays;
•	difficulties in forming and maintaining successful joint venture relationships;
•	difficulties in obtaining, maintaining and using intellectual property protections;
•	changes in data storage technological protocols and standards;
•	difficulties in state, federal, foreign and international regulation and licensing requirements;
•	litigation actions by directors, employees, investors and others;
•	limited operation and management history;
•	dependence on key personnel;
•	inability to conclude the relationship as outlined in the letter of intent and other documents executed with Eros into definitive agreements.
•	other factors discussed in this 10Q Report

We are a development stage company currently engaged in the development of our proprietary technology, VMD, a next generation, high capacity optical storage disc. To date, we have generated no revenues.

We have entered into agreements with V-Tech, LaDIS and Silicon Valley Plc for the research and development of prototypes and commercializing product. V-Tech consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multilayer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, LaDis and Silicon Valley Plc belong to us. The overall management of our Company is carried out from our headquarters in the UK. V-Tech became a subsidiary of Silicon Valley Plc at the end of February 2006.

In the fourth quarter 2005, the company began to gear up for production of VMD discs. By doing so, the company will need to continue to raise additional capital to finance the manufacturing facility and engineering teams.

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

NME, Inc. and Beijing E-World have finalized a definitive agreement for a commercial partnership to exploit NME's VMD technology. The objective is for Beijing E-World to adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

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

The company's aim is to make high definition multimedia entertainment possible and affordable while allowing the partners upstream (content owners) and downstream (player manufacturers and content distributors) to maintain good profit margins. By using the current generation red lasers and current technology disc media, Beijing E-World recognized that red laser based disc formats were currently the only consumer affordable format able to make full use of High Definition Capable Televisions, most Plasma Displays and LCD TV's, as well as some Projection TV's and CRT's. This makes the EVD, and by agreement, VMD formats very attractive and cost effective products for any markets where there is a high penetration or growing sales of HD capable TV.

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

The business combination would allow Beijing to expand overseas whilst enhancing its EVD red laser standard with VMD's compatible technology, gaining much greater capacity, NME's western world momentum and potential markets.

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

NME Inc. will also grant Beijing E-World the right to produce VMD optical discs in China under a new brand.

For such a right, NME Inc. will have the right to royalty payments as will be agreed by separate agreement. Beijing E-World has agreed to place an order of 100,000 VMD discs from NME Inc. for pilot marketing work in China for 2006 subject to the positive result of the aforementioned R&D collaboration.

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

LIQUIDITY AND CAPITAL RESOURCES:

On MARCH 31, 2006, we had available in cash the sum of $37,276 and accrued expenses of $2,615.

Further to our raised funds through warrant exercise and private equity transactions from various investors during the period to 31 March, 2006, in this quarter, we received:

1.	On January 20, 2006 the company received $150,000 from an accredited investor, and the company issued 1,500,000 common shares at $0.10 cents per share.

2.	On February 1, 2006 the company received $10,000 from Warrants being exercised, and the company issued 100,000 common shares at $0.10 cents per share.

3.	On March 9, 2006 the company received $60,000 from an accredited investor, and the company issued 500,000 common shares at $0.12 cents per share.

4.	On March 10, 2006 the company received $10,000 from Warrants being exercised, and the company issued 100,000 common shares at $0.10 cents per share.

5.	On March 22, 2006 the company received $10,000 from Warrants being exercised, and the company issued 100,000 common shares at $0.10 cents per share.

6.
On March 28, 2006 the company received a subscription for $250,000 worth of common shares from an accredited investor and 2,083,334 common shares were issued at $0.12 cents per share. Subsequently, the company received the amount of US$250,000 in April 2006.

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

ITEM 3  CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2006, there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings to which the company is a party to or which any of their property is subject.

ITEM 2 CHANGES IN SECURITIES

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART III OTHER

None.

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

May Ltd. is an affiliate of the Company which owns 43,409,429 common shares equal to 28.67% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of 32.52% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company.

May Ltd. also owns 58.8% of the outstanding stock each of Triband Global Limited and also owned 85% of OneSoft Technologies UK Limited and associated companies. The latter has now been acquired by Silicon Valley Plc through new issue of shares.

May Ltd. also Owns 100% of Visson Technology and 100% of V-Tech, a key R&D facility of the company. Towards the end of February 2006, the shares in V-Tech were sold to Silicon Valley Plc for approximately $44,000.

May Ltd. also owns 29% of Silicon Valley plc which is a public limited company with over 2600 shareholders. It is an I.T service provider and specializes in Business related software and Device management software.

1.	During the annual period ending March 31, 2006 the company paid $80,808 to VTech, a primary R & D Facility which pays key scientists.

2.
The Company shares its office space with various entities in which May Ltd. is a principal shareholder. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space including previous Triband Global offices for a monthly fee of 6,098 British Pounds. During the Period ending March 31, 2006, NME reimbursed to OneSoft Retail and Business Solutions, a total of $19,568 for use of its office staff. The company also paid Triband Global $17,500 for a Telephony Switch to enable the start of its FMTV project in the near future.

3.
During the quarter ending March 31, 2006, the Company continued with the services of OneSoft Technologies UK, formerly Turtle Technologies UK Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. For the March 2006 quarter, the company paid $25,000 to Turtle Technologies (India) Pvt Ltd for their ongoing work with our FMTV Project.

4.	During the quarter ending March 31, 2006, the company paid $8,723 to Global MediaCast Ltd., for use of its office staff.

5.
During the quarter to March 31 2006, the Company continued with the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and has received an aggregate of $20,000 in consulting fees. He will receive an ongoing monthly fee of $6,666.66.

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

Silicon Valley Plc is a public limited company with over 2600 shareholders. It is an I.T. service provider and specializes in Business related software and Device management software. OneSoft Technologies and V-Tech are wholly owned subsidiaries of Silicon Valley Plc. Mahesh Jayanarayan is a shareholder and, along with family members, owns 14% of Silicon Valley PLC. See related transaction May Ltd. # 3 & 4.

EXHIBITS & REPORTS ON FORM 8-K INCORPORATED BY REFERENCE:

8K Report filed 01-24 change in Directorships, resignation of Rahul Diddi and appointment of Irene Kuan as CFO.

8K Report filed 02-01 appointment of Mr Philip David as a Director.

8K Report filed 03-28 Issuance of shares to an accredited investor.

8K Report filed 03-30 joint agreement of New Medium Enterprises, Inc and Beijing E-World Technology to extend the completion date of the merger to accommodate the Conversion of Chinese accounts to US GAAP standards.

AT MARCH 31, 2006, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $421,381 WHILE CURRENT LIABILITIES AMOUNTED TO $109,528.

SIGNATURE

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

May 15, 2006

BY: /S/ MAHESH JAYARANAYAN
Mahesh Jayaranayan
PRESIDENT & CHIEF EXECUTIVE OFFICER

ACQUISITION AGREEMENT

Thursday, December 15, 2005

THIS IS A FORMAL APPROVAL BY ALL PARTIES OF THE ACQUISITION AGREEMENT (this "Agreement") made and agreed into as of the 31st of October, 2005 and supersedes any other agreement, term sheet made previously by and among:

•	NEW MEDIUM ENTERPRISES INC., a corporation organized under the laws of the State of Nevada (the "NME"),
•
BEIJING E-WORLD DIGITAL TECHNOLOGIES CO.LTD , a corporation organized under the laws of the People's Republic of China and also referred to as Beijing E-World and hereinafter referred to as ("E-World"),

•	SEMILLA CAPITAL BVI, a corporation formed under the laws of the British Virgin Islands ("Semilla") and
•	THOSE INDIVIDUALS and entities IDENTIFIED AS VENDORS and listed on the signature pages of this Agreement (individually a "Vendor" and collectively, the "Vendors").

BACKGROUND

A.	NME specializes in the next generation optical storage technologies.

B.	E-World has a legal power and authority to conduct business in the fields of optical storage and electronics in the People's Republic of China (Establishing of Company Agreement - EXHIBIT A)

C.
Semilla has the right to acquire E-World Shareholding, which shall be 69.09% of the total registered capital of E-World (refer to the "E-World Shareholding"). By investing USD $8,500,000 in E-World. To avoid any doubt the acquisition of E-World Shareholding means the ownership and the rights of ownership of 69.09% of E-World and all the assets, technological, financial, and operational and per the Agreements that exist or will exist between E-World and other parties and all other assets and rights tangible and intangible.

D.	Vendors, collectively, own 100% of the issued and outstanding capital stock of Semilla (refer to "Semilla Stock").

E.
NME desires to acquire from Vendors, and Vendors desire to sell to NME, all of Vendors' rights, titles and interests in the Semilla Stock on the terms and subject to the conditions set forth in this Agreement.

F.	E-World explicitly agrees and wishes that NME acquire 100% of Semilla on terms and conditions set up in this Agreement.

G.
Following its acquisition of Semilla, NME has agreed, to exercise the right of Semilla to acquire E-World Shareholding, with all the rights due to this ownership of Shareholding in E-World in the accordance with the Laws Of People Republic of China and the International Law, by the investment of US$8.5 million as per Clause C above, in connection with its acquisition of Semilla, to provide an investment commitment to E-World of US$8.5 million through Semilla, described in Sections 2 of this Agreement, whereupon E-World Shareholding will be owned by Semilla without any doubt or encumbrance with all the rights due to this ownership in accordance with the Laws of Republic of China and International Law.

H.	Independent consultants appointed by NME have completed their review of the business of E-World and NME is satisfied with their findings.

AGREEMENT

In consideration of the foregoing and of the mutual promises, commitments and respective representations and warranties, covenants, agreements and conditions contained herein, and intending to be legally bound, the parties agree as follows:

ARTICLE 1 DEFINITIONS

For the purposes of this Agreement, except as otherwise expressly provided, or unless the context otherwise requires, the following terms, when used in this Agreement and the Exhibits, Schedules, and other documents delivered in connection herewith, have the meanings assigned to them in this Article 1.

ACTION means any action, complaint, investigation, petition, suit, or other proceeding, whether civil or criminal, in law or in equity, or before any arbitrator or Governmental Entity.

AFFILIATE means a Person that directly or indirectly, through one or more intermediaries, controls, or is under common control with, a specified Person.

AGREEMENT means this Agreement, as amended or supplemented, together with all Exhibits and Schedules attached or incorporated by reference.

APPROVAL means any approval, authorization, consent, qualification, or registration, or any waiver of any of the foregoing, required to be obtained from, or any notice, statement, or other communication required to be filed with or delivered to, any Governmental Entity or any other Person.

APPROVAL DATE means the date when the board and majority shareholder consent is obtained by all parties. In this agreement, approval date means 16th December 2005

BITE SHARES means 30,123,240.00 common shares of NME's issued by NME to Bite Investments, a current holder of NME Common Shares.

CLOSING means the date of satisfying Clause 8.1 of Article 8 and completion of the Escrow arrangement by all parties to this agreement.

CLOSING DATE means the opening of business on the first business day on which all of the conditions to Closing hereunder have been met

ENCUMBRANCE means any claim, charge, lease, covenant, easement, security interest, license, lien, option, pledge, right of others, or restriction (whether on voting, sale, transfer, disposition, or otherwise), whether imposed by agreement, understanding, law, equity, or otherwise, except for any restrictions on transfer generally arising under any applicable federal or state securities law.

ESCROW AGREEMENT means the Escrow Agreement attached as EXHIBIT B attached hereto and incorporated herein by this reference pursuant to which the Escrow Holder shall hold the Semilla stock, an undertaking by E-World for giving of E-World Shareholding, with all the rights due to this ownership of 69.09% of E-World in accordance with the Laws Of People Republic of China and the International Law, to Semilla as per Joint Venture Agreement as per EXHIBIT B, the NME Stock, the Bite shares and the May shares until satisfaction of all conditions set forth therein for delivery thereof to the parties entitled thereto. The Escrow Agreement shall obligate the Escrow Holder to deliver the Semilla Stock and E-World undertaking to NME, - the NME Stock and to the Vendors, and the May shares to May Ltd and Bite shares to Bite upon the last to occur of (i) the satisfaction of the covenants set forth in Articles 7, 8 and 11 of this Agreement and (ii) the actual funding of the permanent financing described in Section 11.3 herein and (iii) such other terms and conditions as are set forth in the Escrow Agreement.

ESCROW HOLDER means the entity defined as the Escrow Holder pursuant to the Escrow Agreement.

E-WORLD SHAREHOLDING means the ownership and the rights of ownership of 69.09% of E-World together with all the assets, technological, financial, operational and per the Agreements that exist or will exist between E-World and other parties and all other assets and rights tangible and intangible (refer also to Articles 5.5 and 5.6 below). It also means 69.09% of the increased registered capital of E-World represented by the investment of USD $8,500,000. It also covers the issue by NME of 98,098,284.70 Common shares to acquire all the share capital of Semilla. This number may be slightly more or less according to the exchange rate between RMB (China official currency) and USD at the Closing Date.

GOVERNMENTAL ENTITY means any government or any agency, bureau, board, commission, court, department, official, political subdivision, tribunal, or other instrumentality of any government, whether federal, state or local, domestic or foreign.

JOINT VENTURE AGREEMENT means the agreement between Semilla and E-World (on behalf of its current shareholders) to invest US$8,500,000 in E-World in consideration of the acquisition the E-World Shareholding. Joint Venture Agreement is EXHIBIT C of this Agreement.

LOSS means any action, cause of action, assessments, cost, damage, disbursement, expense, liability (direct and consequential), loss, deficiency, diminution in value, obligation, penalty or settlement of any kind or nature, whether foreseeable or unforeseeable, including but not limited to interest or other carrying costs, penalties, reasonable legal, accounting, and other professional fees and expenses incurred in the investigation, collection, prosecution and defense of claims, and amounts paid in settlement, that may be imposed on or otherwise incurred or suffered by the specified person.

MAY SHARES mean shares of 46,037,960 common shares of NME's issued by NME to May, Ltd., a current holder of NME Common Shares.

NME COMMON SHARES has the meaning set forth in Article 2 of this Agreement.

ORDER means any decree, injunction, judgment, order, ruling, assessment or writ.

PERSON means an association, a corporation, an individual, a partnership, a trust or any other entity or organization, including a Governmental Entity.

SEMILLA STOCK means all of the capital stock of Semilla issued and outstanding.

SIGNING DATE means 31st, October, 2005

TAXES means all taxes (whether federal, state, local or foreign) based upon or measured by income, and any other tax whatsoever, including gross receipts, profits, sales, use, occupancy, value added, ad valorem, transfer, withholding, payroll, excise or property taxes, together with any interest, penalties or additions to tax attributable thereto.

ARTICLE 2 PURCHASE AND SALE

On the Closing Date and upon the terms and subject to the conditions of this Agreement:

i.
each Vendor agrees to sell, transfer and assign to NME the Semilla Stock free and clear of Encumbrances and deliver the certificates evidencing the Semilla Stock to the Escrow Holder, to be held pursuant to the provisions of the Escrow Agreement;

ii.
E-Word will sell, transfer and issue the E-World Shareholding clear of Encumbrances to Semilla in consideration of NME satisfying Articles 7, 8 and 11 of this agreement and which will be in full compliance and in accordance with the Joint Venture Agreement.

iii.
NME will issue to the Vendors free and clear of all Encumbrances 98,098,285 Common Shares (the "NME Common Shares") which shall be 40.86% of total issued shares of NME at the time and date of this Agreement and NME wishes that 40 million of these shares be awarded to E-World Senior Executives and Management. The parties hereby acknowledge that the issuance of such NME Common Shares shall not be made on a pro-rata basis to the Vendors. Neither NME nor any other party to this Agreement shall be responsible in any manner whatsoever for the allocation of the NME Common Shares as set forth herein. E-World and the Vendors shall, jointly and severally, indemnify NME and such other parties in respect of any matters relating to such allocation of NME Common Shares pursuant to the provisions of Article 10 hereof.

iv.	NME will issue Bite Investments 30,123,240 fully paid Common Shares (the "Bite Shares")

NME will issue to May Ltd the May Warrants and shall deliver certificates evidencing the NME Common Shares, the Bite Shares and the May Warrants to the Escrow Holder, to be held pursuant to the provisions of the Escrow Agreement. The NME Common Shares shall be allocated among and registered in the names of the Vendors in accordance with the ratios set forth on the signature pages hereto, adjacent to the name of each Vendor.

ARTICLE 3 CLOSING

Upon the terms and subject to the conditions set forth in this Agreement, the CLOSING of the transactions contemplated by this Agreement shall take place on or before 150th day following Signing Date of this Agreement by all parties hereto. Notwithstanding the forgoing, in the event that all of the conditions to Closing hereunder as set forth in Article 7 hereof shall not have been satisfied by such date (i.e., 150th day following Signing Date hereof), then any party may upon written notice to the other parties to the effect thereof extend such Closing Date to a date which shall be no later than 180 days following the signing date of this Agreement by all parties hereto. The Closing shall take place at the offices of Beijing E-World located in Beijing, China or any other mutually convenient place to be decided by all parties to this Agreement. At the Closing the parties shall deliver to each other all of the documents and instruments provided for in Article 7 of this Agreement.

ARTICLE 4 REPRESENTATIONS AND WARRANTIES OF SEMILLA OR VENDORS

Semilla and Vendors, severally, and not jointly, represent, warrant and agree as follows:

4.1 ORGANIZATION AND RELATED MATTERS

Semilla is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation and has the corporate power and authority to own and operate its properties and assets, and to carry on its business as currently conducted. No proceedings for the liquidation or dissolution of Semilla have been commenced or have been authorized. Semilla has furnished NME copies of all of Semilla's organizational documents and documents proving the rights of Semilla to acquire. Such copies are true, correct and complete and contain all amendments through the Closing Date.

4.2 NO ENCUMBRANCES

The authorized capital stock of Semilla immediately prior to the Closing consists of 1 share of Common Stock, of which 1 share will be issued and outstanding and all of which are held by Vendors. There are no securities of Semilla issued or outstanding other than the Semilla Stock. All issued and outstanding shares of Semilla's capital stock have been duly authorized and validly issued, and are fully paid and non-assessable. There are no options or warrants or other conversion privileges or rights currently outstanding to purchase any of the authorized but un-issued capital stock of Semilla. Semilla has no subsidiaries. Vendors have good and marketable title to the Stock free and clear of any Encumbrances.

4.3 AUTHORIZATION; NO CONFLICTS

Semilla and Vendors have all necessary power and authority to execute, deliver, and perform this Agreement. This Agreement has been duly authorized executed and delivered by Semilla and by each Vendor and constitutes the legally valid and binding obligations of Semilla and the Vendors, enforceable against them in accordance with its terms except as such enforceability may be limited by (i) the effect of bankruptcy, insolvency, receivership, conservatorship, fraudulent transfer, moratorium, and other similar laws and equitable principles affecting or relating to or limiting creditors' rights generally, and (ii) the rules governing the availability of specific performance, injunctive relief or other equitable remedies and general principles of equity, regardless of whether considered in a proceeding in equity or at law. The execution, delivery, and performance of this Agreement by Semilla and each Vendor will not violate or constitute a breach or default (whether upon lapse of time or the occurrence of any act or event or otherwise) under (a) any material law to which any of them is subject, or (b) any material contract or agreement to which any of them is a party; and will not result in any material violation of, or constitute a material default under, or result in the creation of any Encumbrance upon any of the assets of Semilla under, any agreement or instrument by which Semilla or any of its assets is bound. Following the Closing, Semilla's title to its properties and assets will not be subject to any Encumbrance under any material agreement or instrument by which Semilla or any of its assets is bound.

4.4 BROKERS OR FINDERS

Semilla has engaged the services of Bite Investments as a M&A Consultant on its behalf and its Affiliates in connection with the negotiation, execution and performance of this Agreement and the transactions contemplated by this Agreement, and will be entitled to a brokerage fee of 30,123,240.00 NME common share defined Bite Shares.

4.5 NO MATERIAL ADVERSE CHANGES

Since MANAGEMENT ACCOUNTS DATED 30TH SEPTEMBER 2005, and submitted to NME's due diligence consultants there has been no material adverse change in the business, prospects, financial condition or assets of Semilla.

ARTICLE 5 REPRESENTATIONS AND WARRANTIES OF E-WORLD

E-World represents, warrants and agrees as follows:

5.1 ORGANIZATION AND RELATED MATTERS

E-World is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation and has the corporate power and authority to own and operate its properties and assets, and to carry on its business as currently conducted. No proceedings for the liquidation or dissolution of E-World have been commenced or have been authorized. E-World has furnished NME copies of all of E-World's organizational documents. Such copies are true, correct and complete and contain all amendments through the Closing Date.

5.2 NO ENCUMBRANCES

The authorized total registered capital of E-World immediately after the NME's investment will be RMB 30,770,000 plus USD $8, 500,000. Current E-World registered capital of E-World is RMB 30,770,000. There are no other conversion privileges or rights currently outstanding to increase the registered capital of E-World except the Joint Venture Agreement. A true, correct and complete copy of the Joint Venture Agreement has been furnished to NME and contains all amendments through the Closing Date. The USD $8, 500,000 investment will be duly authorized, validly issued, fully paid and non-assessable and will constitute 69.09% (refer to E-World Shareholding) of the registered capital of E-World in accordance with the Joint Venture Agreement. E-World has two subsidiaries as per EXHIBIT E. E-World has good and marketable title to all of its properties and assets free and clear of any encumbrances.

5.3 AUTHORIZATION; NO CONFLICTS

E-World has all necessary power and authority to execute, deliver, and perform this Agreement. This Agreement and each of the documents and instruments to be executed and delivered by E-World pursuant to this Agreement have been duly authorized executed and delivered by E-World and constitutes the legally valid and binding obligations of E-World, enforceable against it in accordance with their respective terms except as such enforceability may be limited by (i) the effect of bankruptcy, insolvency, receivership, conservatorship, fraudulent transfer, moratorium, and other similar laws and equitable principles affecting or relating to or limiting creditors' rights generally, and (ii) the rules governing the availability of specific performance, injunctive relief or other equitable remedies and general principles of equity, regardless of whether considered in a proceeding in equity or at law. The execution, delivery, and performance of this Agreement and each of the documents and instruments to be executed and delivered by E-World pursuant to this Agreement by E-World do not and will not violate or constitute a breach or default (whether upon lapse of time or the occurrence of any act or event or otherwise) under (a) any material law to which it is subject, or (b) any material contract or agreement to which it is a party; and will not result in any material violation of, or constitute a material default under, or result in the creation of any Encumbrance upon any of the assets of E-World under, any agreement or instrument by which E-World or any of its assets is bound. Following the Closing, E-World's title to its properties and assets will not be subject to any Encumbrance under any material agreement or instrument by which E-World or any of its assets is bound.

5.4 NO BROKERS OR FINDERS

No agent, broker, finder, or investment or commercial banker, or other Person or firm engaged by or acting on behalf of E-World or any of its Affiliates in connection with the negotiation, execution, or performance of this Agreement or the transactions contemplated by this Agreement, is or will be entitled to any brokerage or finder's or similar fee or other commission as a result of any of the transactions contemplated by this Agreement.

5.5 FINANCIAL STATEMENTS

E-World has delivered to NME true, correct and complete copies of its certified financial statements for each of its two most recently completed fiscal years prior to the date of this Agreement (collectively, the "Financial Statements"). The Financial Statements are attached to this Agreement in EXHIBIT F. The Financial Statements have been prepared in accordance with generally accepted accounting principles in People Republic of China consistently applied and present fairly the financial condition and results of operations of NME and other information presented therein and, with respect to such of the information presented in the Financial Statements for quarterly periods, subject to normal year end adjustments and except that no footnotes need to be included with such quarterly Financial Statements.

5.6 OTHER ASSETS

EXHIBIT G hereto contains a true, correct and complete list of all:

(i)	licenses, permits, franchises and authorizations held or used by E-World in connection with the operation of its business;

(ii)	contracts and agreements to which E-World is a party or by which any of its properties or assets is bound;

(iii)
all intangible properties held, used or usable by E-World in connection with the conduct of its business, including but not limited to all patents and patent applications, copyrights, trademarks, trade names, service marks, trade secrets, know how, processes and specifications and all goodwill associated with any of them; and

(iv)	all franchises, permits, licenses, registrations, orders and approvals held or used by E-World in connection with the conduct of its business.

5.7 COMPLIANCE WITH LAW

No franchise, license, permit, registration, order or approval of any governmental entity is necessary for the conduct of the business of E-World as presently conducted or as proposed to be conducted on and after the Closing which has not been obtained by E-World. Each such franchise, license, permit, registration, order and approval is in full force and effect and E-World is in full compliance with all of the terms and conditions of each of them and no proceeding is pending or threatened to revoke, amend or limit any of them.

5.8 NO MATERIAL ADVERSE CHANGES

There have been no material adverse changes in the business prospects of E-World since the review carried out by independent consultants and there have been no material adverse changes in the financial condition and assets of E-World since the latest certified financial statements for the year ended 31 December 2004.

5.9 FULL DISCLOSURE

All documents, instruments and materials delivered to NME by E-World in connection with this Agreement and the transactions contemplated herein are accurate, complete and authentic. The information furnished to NME by or on behalf of E-World in connection with this Agreement and the transactions contemplated herein does not contain any untrue statement of material fact and does not omit to state any material fact necessary to make the statements made, in the context in which they are made, not false or misleading. There is no fact or circumstance known to E-World which has not been disclosed to NME in writing which could reasonably be expected to have a material adverse effect on the business, properties, assets, financial condition or prospects of E-World.

ARTICLE 6 REPRESENTATIONS AND WARRANTIES OF NME

NME represents and warrants as follows:

6.1 AUTHORIZATION\NO CONFLICTS

NME has all necessary corporate power and authority to execute, deliver, and perform this Agreement. This Agreement constitutes the legally valid and binding obligations of NME, enforceable against NME in accordance with its terms except as such enforceability may be limited by (i) the effect of bankruptcy, insolvency, receivership, conservatorship, fraudulent transfer, moratorium, and other similar laws and equitable principles affecting or relating to or limiting creditors' rights generally, and (ii) the rules governing the availability of specific performance, injunctive relief or other equitable remedies and general principles of equity, regardless of whether considered in a proceeding in equity or at law. The execution, delivery, and performance of this Agreement by NME will not violate or constitute a breach or default (whether upon lapse of time or the occurrence of any act or event or otherwise) under (a) any law to which NME is subject, or (b) any material contract to which NME is a party.

6.2 NO ENCUMBRANCES

The authorized capital stock of NME immediately prior to the Closing consists of 500,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock, of which 155,586,227.68 shares of Common Stock will be issued and outstanding immediately prior to the Closing [Confirm]. All issued and outstanding shares of NME's capital stock have been, and all shares of NME Stock when issued in accordance with the provisions of this Agreement will be, duly authorized and validly issued, fully paid and nonassessable.

6.3 BROKERS OR FINDERS

NME has engaged the services of May Ltd as a M&A Consultant on its behalf and its Affiliates in connection with the negotiation, execution and performance of this Agreement and the transactions contemplated by this Agreement, and will be entitled to a brokerage fee aggregating to 46,037,960 shares.

6.4 NO MATERIAL ADVERSE CHANGES

Since THE SEPTEMBER 30TH 2005 10K FILING AND AS OF THIS AGREEMENT there has been no material adverse change in the business, prospects, financial condition or assets of NME.

ARTICLE 7 CONDITIONS TO CLOSING

7.1 GENERAL CONDITIONS

The obligations of the parties to effect the Closing shall be subject to the satisfaction of the following condition unless waived in writing by all parties hereto:

(A)
NO INJUNCTIONS; ORDERS. No preliminary or permanent injunction or other Order shall have been issued and not removed by any court of competent jurisdiction or by any Governmental Entity, nor shall any statute, rule, regulation, or executive order be promulgated or enacted by any Governmental Entity, that substantially interferes with the practical realization by the parties hereto of the benefits of the consummation of the transactions contemplated hereby.

(B)
BOARD AND SHAREHOLDER APPROVAL. The Boards of Directors and shareholders of each of NME, E-World, Semilla and such of the Vendors as are not natural persons, shall have approved the consummation of the transactions contemplated by this Agreement, as each may be required to do under the laws and regulations to it or them.

(C)
MUTUAL OBLIGATIONS. The obligations of each party hereto to consummate the transactions contemplated by this Agreement are expressly conditioned upon the satisfaction by each of the other parties hereto of their respective obligations pursuant to this Article 7.

(D)
ESCROW AGREEMENT. Each party shall have delivered to each of the other parties the Escrow Agreement and each shall have delivered to the Escrow Holder the documents and instruments required to be delivered by such party to the Escrow Holder pursuant to Article 2 hereof.

(E)
SEC APPROVAL. NME shall have obtained approval from the SEC staff in respect of the definitive Information Statement on Schedule 14C to be distributed to shareholders regarding certain corporate actions to be taken by NME in connection with the transactions contemplated by this Agreement. The Closing Date shall occur not less than 20 days following the distribution of such definitive Information Statement to the shareholders of NME in form approved by the SEC staff.

7.2 CONDITIONS TO OBLIGATIONS OF NME

In addition to the satisfaction of each condition set forth in Section 7.1 hereof, the obligations of NME to effect the Closing shall be subject to the satisfaction of the following conditions except to the extent waived in writing by NME on or prior to the Closing Date:

(A)
REPRESENTATIONS AND WARRANTIES AND COVENANTS OF E-WORLD, SEMILLA AND VENDORS. The representations and warranties of E-World, Semilla and the Vendors herein contained shall be true in all material respects at the Closing Date with the same effect as though made at such time. E-World, Semilla and the Vendors shall have performed all obligations and complied with all covenants and conditions required to be performed or complied with at or prior to the Closing Date by this Agreement.

(B)	DELIVERABLES OF E-WORLD, SEMILLA AND THE VENDORS. On or prior to the Closing Date, E-World, Semilla and the Vendors shall deliver or cause to be delivered the following to NME:

(i)
the original minute book, stock ledger and corporate seal of Semilla and all other original records, books, documents, instruments, agreements and the like which pertain exclusively to Semilla or its business or assets;

(ii)	executed resignations of those current officers and directors of Semilla, such resignations to be effective upon Closing;

(iii)
executed copies of a Share Purchase Agreement containing representations and warranties of each Vendor concerning the Vendors' respective investment intent and qualifications to hold the NME Common Shares, in the form of EXHIBIT H attached hereto; and

(iv)
a certificate executed by officers of each of E-World and Semilla and each of the Vendors certifying that all conditions on their respective parts required to be met or satisfied hereunder have been met.

7.3 CONDITIONS TO OBLIGATIONS OF SEMILLA AND VENDORS

In addition to the satisfaction of each condition set forth in Section 7.1 hereof, the obligations of the Vendors to effect the Closing shall be subject to the satisfaction of the following conditions, except to the extent waived in writing by Semilla and the Vendors on or prior to the Closing Date:

(A)
REPRESENTATIONS AND WARRANTIES AND COVENANTS OF NME. The representations and warranties of NME herein contained shall be true in all material respects at the Closing Date with the same effect as though made at such time. NME shall have in all material respects performed all obligations and complied with all covenants and conditions required to be performed or complied at or prior to the Closing Date by this Agreement.

(B)	DELIVERABLES BY NME. On or prior to the Closing Date, NME shall deliver or cause to be delivered the following:

(i)	a certificate executed by officers of NME certifying that all conditions on the part of NME required to be met or satisfied hereunder have been met.

7.4	CONDITIONS TO OBLIGATIONS OF E-WORLD

In addition to the satisfaction of each condition set forth in Section 7.1 hereof, the obligations of E-World to effect the Closing shall be subject to the satisfaction of the following conditions except to the extent waived in writing by E-World on or prior to the Closing Date:

(A)
REPRESENTATIONS AND WARRANTIES AND COVENANTS OF NME. The representations and warranties of NME herein contained shall be true in all material respects at the Closing Date with the same effect as though made at such time. NME shall have performed all obligations and complied with all covenants and conditions required to be performed or complied at or prior to the Closing Date by this Agreement.

(B)	DELIVERABLES OF NME. On or prior to the Closing Date, NME shall deliver or cause to be delivered the following to E-World:

(i)	a certificate executed by officers of NME certifying that all conditions on the part of NME required to be met or satisfied hereunder have been met;

ARTICLE 8 ADDITIONAL AGREEMENTS OF THE PARTIES

8.1 INTERIM FINANCING

On or before 16th, December 2005, NME shall facilitate through its financier Tribal SARL an interim financing or bridge financing for a sum of US $ 1.1 million by way of a bank guarantee or any other bank instrument as may be solely designated by NME. E-World may draw upon this interim credit facility for a period not exceeding 150 days following the availability thereof under the conditions set forth on Schedule annexed hereto. This interim credit facility will form part of the total investment condition of this Agreement [E-World agrees to pay fees related to the trade finance arranged by NME as per Article 12, clause 12.11.]

8.2 INVESTMENT TO E-WORLD

NME shall invest into E-World a total amount of USD $8,500,000 in cash through Semilla in order to acquire the E-World Shareholding pursuant to the terms of this Agreement and the Joint Venture Agreement. This investment shall be advanced as follows: (i) on or before 16th, December 2005, NME shall advance or cause to be advanced the interim credit facility in the amount of US $ 1.1 million pursuant to Section 8.1 above, which interim credit facility will be converted as an investment within 150 days following the Signing Date; (ii) on or before the 28th of February 2006 NME shall pay the sum of $ 2.5 million in cash to E-World through Semilla, for the exclusive purpose to repay shareholder loans (iii) on or before the earlier to occur of the listing of the NME Common Shares on NASDAQ Small Cap Market or on any other recognized exchange pursuant to Section 11.3 hereof or 150 days following the signing Date, NME shall pay the balance ($5,000,000.00) through Semilla to E-world for completing increased register capital certification.

8.3 CHANGE OF NAME AND ADD BOARD OF DIRECTOR MEMBER OF NME

Effective as of the Closing, each of NME and E-World shall change its corporate name as follows: (i) NME shall change its name to NME-World; and (ii) E-World shall change its English name to NME-World (China). NME agrees to provide 3 board seats to be nominated by Vendors, the number of seats Vendors take in NME shall in accordance with the ratio of shares the Vendors have in NME.

NME will have the right to appoint a Co Chairman to the board of Beijing E-world and also a joint CFO. Both parties from signing date will cooperate to develop joint VMD/EVD product/products and will pursue a joint technical collaboration vigorously.

ARTICLE 9 TERMINATION OF OBLIGATIONS; SURVIVAL

9.1 TERMINATION OF AGREEMENT

Anything herein to the contrary notwithstanding, this Agreement and the transactions contemplated by this Agreement shall terminate at the close of business on 200 days from the signing date of this Agreement unless the Closing has been consummated or unless this Agreement is extended by unanimous consent in writing of all parties hereto and may otherwise be terminated at any time before the Closing as follows and in no other manner.

(A)	MUTUAL CONSENT. By unanimous written consent of all the parties hereto.

(B)	ILLEGALITY. By any party hereto if there shall be a final, non-appealable order of a Governmental Entity of competent jurisdiction which would have the effect of preventing the Closing.

9.2 EFFECT OF TERMINATION

If this Agreement shall be terminated pursuant to Section 9.1, all further obligations of the parties under this Agreement shall terminate without further liability of any party to another; provided, that the obligations of the parties contained in Section 12.8 shall survive any such termination. A termination under Section 9.1 shall not relieve any party of any liability for a breach of, or for any misrepresentation under, this Agreement or be deemed to constitute a waiver of any available remedy (including specific performance if available) for any such breach or misrepresentation.

9.3 SURVIVAL OF REPRESENTATIONS AND WARRANTIES

The representations and warranties contained in or made pursuant to this Agreement shall survive the Closing Date.

ARTICLE 10 INDEMNIFICATION

10.1 OBLIGATIONS OF THE PARTIES

Each party hereto agrees to indemnify and hold harmless each other party and their respective directors, officers, employees, Affiliates and agents from and against any and all Losses, asserted against, resulting in, imposed upon or incurred or suffered by, any of them, directly or indirectly, as a result of, or based upon or arising from, any inaccuracy in or breach or non-fulfillment of any of the representations, warranties or covenants or agreements made by such party in or pursuant to this Agreement.

10.2 PROCEDURE

(A)
NOTICE. Losses for or against which any party is entitled to indemnification pursuant to this Article 10 resulting from the assertion of liability by third parties are "Third Party Claims." Any party seeking indemnification (an "Indemnified Party") with respect to Third Party Claims shall give notice to the party required to provide indemnification (the "Indemnifying Party") within 30 days of becoming aware of any such Third Party Claim. The Indemnifying Party will promptly assume the defense thereof with experienced counsel satisfactory to the Indemnified Party. Notwithstanding the foregoing, the rights of any Indemnified Party to be indemnified in respect of Third Party Claims shall not be adversely affected by the Indemnified Party's failure to give notice unless (and then only to the extent that) the Indemnifying Party is materially prejudiced thereby.

(B)
DEFENSE. If the Indemnifying Party, within 20 days after receipt of a notice of a Third Party Claim, fails to assume the defense of such Indemnified Party against such Third Party Claim, the Indemnified Party shall have the right to undertake the defense, compromise or settlement of the Third Party Claim on behalf of and for the account and risk of the Indemnifying Party; provided, however that no such settlement of a Third Party Claim shall be effective unless the Indemnified Party shall give the Indemnifying Party 14 days prior written notice of the terms and conditions of such settlement, and the Indemnifying Party shall not have given notice to the Indemnified Party of its objection in writing to the terms of such settlement within seven days of its receipt of such notice.

(C)
SETTLEMENT. Notwithstanding anything in this Section 10.2 to the contrary, (i) if the Indemnified Party reasonably believes that a Third Party Claim may materially and adversely affect the business or operations of the Indemnified Party, other than as a result of money damages or other money payments, such person shall have the right to defend, compromise or settle such Third Party Claim, and (ii) the Indemnifying Party shall not, without the written consent of the Indemnified Party, settle or compromise any Third Party Claim or consent to entry of any judgment in respect thereof unless such settlement, compromise or consent includes as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnified Party a release from all liability in respect of such Third Party Claim; provided, however that no such settlement of a Third Party Claim shall be effective unless the Indemnified Party shall give the Indemnifying Party 14 days prior written notice of the terms and conditions of such settlement, and the Indemnifying Party shall not have given notice to the Indemnified Party of its objection in writing to the terms of such settlement within seven days of its receipt of such notice.

(D)
LIMITATION. Notwithstanding anything to the contrary in this Article 10, this Section relates only to the procedure for indemnifiable claims that are Third Party Claims. Nothing herein shall be deemed to limit any indemnifiable claim that is not a Third Party Claim.

10.3 SURVIVAL

This Article shall survive any termination of this Agreement. Any matter as to which a claim has been asserted by notice to the other party that is pending or unresolved at the end of any limitation period shall continue to be covered by this Article until such matter is finally terminated or otherwise resolved (subject to applicable statutes of limitations) by the parties and settled under this Agreement and any amounts payable hereunder are finally determined and paid.

ARTICLE 11 COVENANTS

11.1 COVENANTS OF VENDORS

Each Vendor covenants and agrees as follows:

(i)
such Vendor shall hold, for its own account, the NME Stock acquired by it hereunder for at least one year after it receives the NME Stock from the Escrow Holder, or such longer period of time as may be required by applicable law;

(ii)
until the 1st (First) anniversary of the Closing Date, such Vendor will not sell or otherwise transfer, assign or dispose of (A) more than one-third of the shares of NME Stock acquired by such Vendor hereunder in any consecutive 12-month period; (B) more than 15% of the shares of NME Stock acquired by such Vendor hereunder during any calendar month; or (C) any shares of NME Stock to any competitor of NME;

(iii)
such Vendor will not enter into any agreement with any other Vendor or holder of the capital stock of NME which provides that the Vendor would vote in concert with such other holder on matters affecting NME or E-World.

(iv)
such Vendor will comply with all securities laws and regulations applicable to it, including without limitation the securities laws of the United States and the Rules and Regulations of the U.S. Securities and Exchange Commission.

11.2 COVENANTS OF E-WORLD AND SEMILLA

Each of E-World and Semilla, severally and not jointly, covenants and agrees as follows:

(i)	it will maintain its corporate existence in good standing under the laws of its jurisdiction of incorporation;

(ii)	it will keep proper books of record and account in which full and correct entries shall be made of all of its financial transactions in accordance with generally accepted accounting principles;

(iii)
it will pay or cause to be paid all Taxes, assessments or other governmental charges levied upon any of its properties or assets, or in respect of its income, before the same should become delinquent, unless the same are contested in good faith and such contest does not require the payment of such Taxes;

(iv)
other than the Interim financing in Clause 8.1 in Article 8, it will not enter into any agreement providing for the borrowing of any money, or for the issuance of any note, debenture or other instrument evidencing indebtedness, or any guaranty, indemnity or other surety of or for the obligations of any other Person before the Closing Date;

(v)
it will not sell, lease, assign, transfer, license or otherwise dispose of any of its assets or properties whether now owned or hereafter acquired, other than the sale of inventory in the ordinary course of its business before the Closing Date;

(vi)
it will not enter into any agreement to sell or otherwise issue any of its capital stock, or any other of its securities, including but not limited to any options to acquire the same, or seek to increase its authorized capital stock before the Closing Date;

(vii)
it will not consolidate with or merge into any other Person or permit any other Person to merge into it, or acquire all or substantially all of the assets or capital stock of any other Person before the Closing Date; and

(viii)	it will operate its business only in the ordinary course consistent with its past practices before the Closing Date.

11.3 COVENANTS OF NME

NME covenants and agrees as follows:

(i)
it will promptly apply for listing of its common stock on the NASDAQ SmallCap Market or any other recognized exchange and shall use its commercially reasonable efforts to obtain approval of such application within 150 days following the Signing Date, or as soon thereafter as is reasonably practicable; and subject to, and conditioned upon, the satisfaction of all applicable initial listing requirements of such NASDAQ SmallCap Market or other exchange, includingall financial and corporate governance requirements.

(ii)	it shall invest E-World the sum of USD $8,500,000 through SEMILLA as per clause 8.2 in Article 8.

(iii)
NME will file a resale registration statement on appropriate form with the SEC in respect of the NME Common Shares within a reasonable period following the Closing Date. NME will thereafter use commercially reasonable efforts to have such registration statement declared effective by the SEC.

ARTICLE 12 GENERAL

12.1 AMENDMENTS; WAIVERS

This Agreement and any schedule or exhibit attached hereto may be amended only by agreement in writing of all parties. No waiver of any provision or consent to any exception to the terms of this Agreement or any agreement contemplated hereby shall be effective unless in writing and signed by the party to be bound and then only to the specific purpose, extent, and instance so provided.

12.2 EXHIBITS; SCHEDULES; INTEGRATION

Each exhibit and schedule delivered pursuant to the terms of this Agreement shall be in writing and shall constitute a part of this Agreement, although schedules need not be attached to each copy of this Agreement. All references in this Agreement to schedules refer to schedules set forth in the Disclosure Schedule as supplemented or amended from time to time. This Agreement, together with such exhibits and schedules, constitutes the entire agreement among the parties pertaining to the subject matter hereof and supersedes all prior agreements and understandings of the parties in connection therewith.

12.3 COMMERCIALLY REASONABLE EFFORTS

Unless otherwise expressly required elsewhere in this Agreement, each party shall use commercially reasonable efforts to cause all conditions to its obligations hereunder to be timely satisfied and to perform and fulfill all of its covenants and obligations under this Agreement. The parties shall cooperate with each other in such actions and in securing all requisite Approvals required to consummate and implement the transactions contemplated herein. Each party shall execute and deliver both before and after the Closing such further certificates, agreements and other documents and take such other actions as the other parties may reasonably request to consummate and implement the transactions contemplated hereby or to evidence such events or matters.

12.4 GOVERNING LAW; ARBITRATION

(a)
GOVERNING LAW. This Agreement and the legal relations between the parties shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and performed in such State and without regard to conflicts of law doctrines, except to the extent that certain matters are preempted by federal law or are governed by the law of the jurisdiction of organization or incorporation of the respective parties.

(b)
ARBITRATION. Any claim or controversy arising out of or relating to this Agreement shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association in NYC, New York and shall be brought in New York City, New York as the exclusive jurisdiction for the hearing of such claim or controversy. Any judgment on the award rendered by the arbitrators may be entered in any court having jurisdiction. All parties shall use reasonable efforts to proceed with and conclude as expeditiously as possible any arbitration proceedings pursuant hereto.

12.5 ASSIGNMENT

Neither this Agreement nor any rights or obligations hereunder shall be assignable by any party.

12.6 HEADINGS

The descriptive headings of the articles, sections, and subsections of this Agreement are for convenience only and do not constitute a part of this Agreement.

12.7 COUNTERPARTS

This Agreement and any amendment hereto or any other agreement (or document) delivered pursuant hereto may be executed in one or more counterparts and by different parties in separate counterparts. All of such counterparts shall constitute one and the same agreement (or other document) and shall become effective (unless otherwise therein provided) when one or more counterparts have been signed by each party and delivered to the other party.

12.8 CONFIDENTIALITY

All information disclosed by any party (or its (or their) representatives) whether before or after the date hereof, in connection with the transactions contemplated by, or the discussions and negotiations preceding this Agreement to any other party (or its (or their) representatives) shall be kept confidential by such other party and its representatives and shall not be used by any Persons other than as contemplated by this Agreement for a period of three years following the Closing Date, except to the extent that such information (i) may otherwise be required by law or (ii) to the extent such duty as to confidentiality is waived in writing by the other party. If this Agreement is terminated in accordance with its terms, each party shall use all reasonable efforts to return upon written request from the other party all documents (and reproductions thereof) received by it or its representatives from such other party (and, in the case of reproductions, all such reproductions made by the receiving party) that include information not within the exceptions contained in the first sentence of this Section 12.8.

12.9 PARTIES IN INTEREST

This Agreement shall be binding upon and inure to the benefit of each party, and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement. Nothing in this Agreement is intended to relieve or discharge the obligation of any third person to any party to this Agreement.

12.10 NOTICES

Any notice or other communication hereunder must be given in writing and either (a) delivered in person, (b) transmitted by telex, facsimile transmission, or telecommunications mechanism, or (c) deposited in the mail, postage prepaid, as follows:

IF TO NME, ADDRESSED TO:	New Medium Enterprise, Inc.
195 The Vale
Acton
London W3 7QS
United Kingdom
Telephone: 020 8746 2018
Facsimile: 020 8749 8025

IF TO E-WORLD, ADDRESSED TO:	Beijing E-World Technology Co Ltd
Triumph Plaza C-F5
143A Xizhimenwai Street
Beijing 100044
China
Telephone: 00 86 10 88016799-4001
Facsimile: 00 86 10 88016791

IF TO SEMILLA, ADDRESSED TO:	Room 701
7/F
Shanghai Industrial Investment Building
48-62 Hennessy Road
Wanchai, Hong Kong
Telephone:
Facsimile:

IF TO THE VENDORS, ADDRESSED TO:
The addresses listed with their respective names on the signature pages hereto or to such other address or to such other person as any party shall have last designated by such notice to the other parties. Each such notice or their communication shall be effective (i) if given by telecommunication, 12 hours after transmission to the applicable number so specified in (or pursuant to) this Section 12.10; (ii) if given by e-mail 72 HOURS AND BY TRADITIONAL POST 10 WORKING DAYS after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when actually delivered to such address.

12.11 EXPENSES

Each party hereto shall pay its own expenses incident to the negotiation, preparation and performance of this Agreement and the transactions contemplated hereby, including but not limited to the fees, expenses, and disbursements of its investment bankers, accountants, and counsel and of securing third party consents and approvals required to be obtained by it.

E-World will pay expenses related the Trade finance which specifically will be as per the Term sheet which forms part of this agreement.

12.12 REMEDIES; WAIVER

To the extent permitted by law, all rights and remedies existing under this Agreement and any related agreements or documents are cumulative to, and not exclusive of, any rights or remedies otherwise available under applicable law. No failure on the part of any party to exercise, or delay in exercising, any right hereunder shall be deemed a waiver thereof, nor shall any single or partial exercise preclude any further or other exercise of such or any other right.

12.13 ATTORNEYS' FEES

In the event of any Action for the breach of this Agreement or misrepresentation by any party, the prevailing party shall be entitled to recover from the opposing party reasonable attorneys' fees, costs, and expenses incurred in such Action.

12.14 REPRESENTATION BY COUNSEL; INTERPRETATION

The parties hereto each acknowledge that it has been represented by counsel in connection with this Agreement and the transactions contemplated by this Agreement. Accordingly, any rule of law, or any legal decision that would require interpretation of any claimed ambiguities in this Agreement against the party that drafted it, has no application and is expressly waived. The provisions of this Agreement shall be interpreted in a reasonable manner to effect the intent of the parties hereto.

12.15 SPECIFIC PERFORMANCE

The parties hereto each acknowledge that, in view of the uniqueness of the Stock and the transactions contemplated by this Agreement, the other party would not have an adequate remedy at law for money damages in the event that this Agreement has not been performed in accordance with its terms. Each party therefore agrees that the other parties shall be entitled to specific enforcement of the terms hereof in addition to any other remedy to which it may be entitled, at law or in equity.

12.16 SEVERABILITY

If any provision of this Agreement is determined to be invalid, illegal, or unenforceable, the remaining provisions of this Agreement shall remain in full force and effect provided that the economic and legal substance of the transactions contemplated is not affected in any manner materially adverse to any party. In the event of any such determination, the parties agree to negotiate in good faith to modify this Agreement to fulfill as closely as possible the original intent and purpose hereof. To the extent permitted by law, the parties hereby to the same extent waive any provision of law that renders any provision hereof prohibited or unenforceable in any respect.

12.17	FURTHER DUE DILIGENCE INVESTIGATIONS

All due diligence investigations and examinations will be undertaken by NME and its attorneys, accountants, agents and representatives in respect of the proposed listing of the joint companies pursuant to this transaction.

12.18 FURTHER APPROVED ACTIONS

All actions, proceedings, instruments and documents in connection with the contemplated and proposed listing shall have been approved in form and substance by counsel of NME.

12.19 OFFICIAL VERSION

In the event that one or more parties translates this Agreement, the exhibits hereto, or any other documents, certificates, agreements or other writings contemplated hereby or thereby into other languages for the sake of convenience, the English language version of all such writings shall for all purposes be deemed to be the official version of such writing.

13. EXTENSION

NME will work toward closing in 150 days from signing. However should the listing be delayed for regulatory reasons or force majeure, such delays will be regarding by both parties as acceptable as long as evidence of such delay is communicated to E-World.

IN WITNESS WHEREOF, each of the parties hereto has caused this Acquisition Agreement to be executed by its duly authorized officers as of the day and year first above written.

NME	E-WORLD	SEMILLA
New Medium Enterprises, Inc.	Beijing E-World Technology Co Ltd	Semilla BVI

By: Mahesh Jayanarayan	By: ________________________	By: ________________________

Title: Chief Executive Officer	Title: Chief Executive Officer	Title: Director

VENDOR(S):

SEMILLA CAPITAL BVI

Name: ___________________________

Address: _________________________

_________________________________

Telephone ________________________

Facsimile _________________________

Ratio of shares held: ________________

BEIJING E- WORLD DIGITAL TECHNOLOGIES LTD

1. Name: _________________________

Address: _________________________

_________________________________

Telephone ________________________

Facsimile _________________________

Ratio of shares held: ________________

2. Name: __________________________

Address: __________________________

_________________________________

Telephone ________________________

Facsimile _________________________

Ratio of shares held: ________________

3. Name: __________________________

Address: __________________________

_________________________________

Telephone ________________________

Facsimile _________________________

Ratio of shares held: ________________

4. Name: __________________________

Address: __________________________

_________________________________

Telephone ________________________

Facsimile _________________________

Ratio of shares held: ________________