Form 10-K/A
NEW MEDIUM ENTERPRISES INC
filed 2006-07-06
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ To: ------

Commission file number: 333-51880

NEW MEDIUM ENTERPRISES, INC.
(Name of Small Business Issuer in its Charter)

Nevada	13502174
State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

MAHESH JAYANARAYAN, CEO
195 The Vale
London W3 7QS
Tel: 011 44 208 746 2018
Fax: 011 44 208 749-8025
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

OTC Bulletin Board
Name of each exchange on which registered

Common
Title of each class

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The Company is late in its filing of the 10K report which is the current filing. All other reports have been filed.

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

Yes No - N.A.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value	132,606,000
(Title of Class)	(Shares outstanding at October 17, 2005)

NEW MEDIUM ENTERPRISES, INC.
Form 10-K for the Year Ended June 30, 2005

ITEM 1. BUSINESS

We were incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.

On January 13, 2004 we acquired the business and all of the intellectual property assets of a new and emerging DVD format known as VMD (Versatile MultiLayer Disc). We have discontinued all our internet and wireless businesses and have since focused all of our resources to developing our proprietary VMD prototypes and pipeline of products as our core business. As a result, we are positioned in the Optical Disc Storage sector, a huge and growing segment of the data storage market, of which DVD formats have an effective monopoly presently. This sector of the storage market is currently undergoing a cycle of change precipitated by the emergence of high definition TV into the marketplace.

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

We believe this represents a significant market opportunity for NME with VMD, particularly as we believe the blue laser based systems will take three to four years to become mainstream even if one format does become dominant.

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

Conventional DVDs are either single, or increasingly, dual layer discs which store and retrieve digital (e.g. film) content from a data layer(s) within the thickness of the DVD. DVDs are usually 0.8mm thick and have a reflective layer to bounce the laser back that is used to read or record the data.

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

As VMD discs can be read by standard DVD-R drives once their internal software (firmware) has been updated, this enables VMD to be reverse compatible with many existing DVD drives, of which it is estimated there will be 450m in the market by the end of 2005. All current DVDs and CDs are still playable on the updated DVD drive.

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

OUR PRODUCTS AND SERVICES

We anticipate the VMD disc will be produced in a number of formats:

•	READ ONLY
•	WRITE ONCE
•	RE-WRITABLE
•	READ ONLY/RE-WRITABLE COMBINED

We anticipate the VMD will be mass manufactured at low cost using standard DVD-9 manufacturing facilities and equipment. The technology is patented and has a self protect feature as it is completely impregnable to analysis after manufacture.

THE PLAYER

The VMD drive is very similar to the standard DVD drive with only simple modifications to the firmware to instruct the laser to read multiple layers. The modifications in the software re-calibrate the red laser, enabling it to read data on all data layers (not just top and bottom as in conventional DVDs). Most modern DVD players can be upgraded in this way.

We anticipate VMD will provide the same storage as five to ten DVD-9 discs using the existing DVD burner/player.

Content market: Vendors will be able to retail HD quality films at a premium price, or provide whole collections of films on one disk, thus minimizing both disk purchase and packaging prices.

Gaming vendors: We anticipate VMD will provide a large capacity, standard delivery platform for the new generation of High Definition gaming products across the globe.

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

DVD disk replication worldwide in 2004 consisted of over 6.7 billion units. By value, the International market for DVDs will be worth approximately $85bn (USD) by 2010 (Source: Informa Telecomms and Media).

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

OUR COMPETITION

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

Microsoft is supporting HD DVD in its next version of Windows, but the new Xbox 360 contains neither an HD DVD nor Blu-ray drive. Sony will include a blue laser drive in PlayStation 3.

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

INTELLECTUAL PROPERTY PROTECTION

The first comprehensive patent titled "Multi-layer quasi-reflective media and method of its manufacturing" has been filed initially as a provisional US patent application with the enlarged version prepared as regular PCT & US application which has been submitted in 2003.

This patent covers the basic technological principles and processes of manufacturing of VMD. In addition, as per the acquisitions of MultiDisk and we acquired from TriGm International S.A., a portfolio of researched and isolated patentable inventions related to VMD technologies for which we plan to apply for patent protection in the future. We have so far refrained from applying for these more detailed patents on the basis that by making the information public as required by the application, they are more likely to give away the technology in territories where patents are near impossible to enforce e.g. China. Instead we are strongly pursuing a commercial strategy for protecting the VMD technology. By partnering with the biggest content providers in the market, and in the case of China - a government backed company, it is effectively locking out any potential competitors from the market. In the long-run we believe this should prove far more effective than any legal redress. It is also expected that we will develop new derivative concepts, as well as supplementary technological solutions and processes, resulting in patents and/or know-how, which we anticipate will be expanded upon and enhance the original VMD concept and intellectual property.

We have three patents relating to our VMD technologies. Supporting these are a variety of unique skills and core operational IPR and although may not necessarily be patentable in themselves, will necessarily be jealously guarded and ruthlessly protected by the Company.

RISKS FACTORS

GENERAL RISKS

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

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

We cannot assure you that any revenues generated in the future, if any, will be sufficient to finance the complete cost of our research and development. We will require significant additional funds before we achieve positive cash flow from operations. Our future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and our marketing efforts. Terms on which we may raise additional capital may include restrictions that could create difficulties in obtaining future financings limit our options for changing the business and cause substantial cash flow problems. Any equity raises of additional stock or convertible debt financing which we obtain, if any, could result in substantial dilution to stockholders.

NEED FOR ADDITIONAL CAPITAL

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

RISKS IN COST ESTIMATES FOR FUTURE MASS PRODUCTION

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

INTELLECTUAL PROPERTY RISK

WE CANNOT ASSURE YOU THAT WE WILL SUCCESSFULLY PROTECT OUR VMD TECHNOLOGY AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS

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

WE MAY REQUIRE ADDITIONAL TECHNOLOGY IN ORDER TO SUCCESSFULLY DEVELOP AND LICENSE OUR TECHNOLOGY

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

BUSINESS RISK

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

WE MAY BECOME FINANCIALLY DEPENDENT ON ONE OR A SMALL NUMBER OF CUSTOMERS

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

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AMONG THE SHAREHOLDERS TO WHOM WE ISSUED SHARES IN EXCHANGE OF THE VMD ASSETS, INCLUDING NEWLY APPOINTED OFFICERS AND DIRECTORS, MAY PREVENT CURRENT AND NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS

In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. On May 10, 2005, an additional 10,000,000 shares were issued to an affiliate of the company in exchange of $200,000 investment. See also Subsequent Events regarding additional issuance of shares to principals and executive staff.

PROVISIONS OF CORPORATE LAW AND OUR CERTIFICATE OF INCORPORATION COULD DETER TAKEOVER ATTEMPTS

The provisions of the corporate law of our state of incorporation and our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if the change of control would benefit the stockholders.

COMPETITION

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued in competition to our technology, including some by private companies for which information is difficult to obtain. Most of all, our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to produce high capacity, next generation discs that could effectively compete with the current blue-ray products being produced by Industry Giants such as Sony, NEC, Toshiba, etc. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we will suffer a competitive disadvantage. As a result, we may be unable to compete successfully in the market place which could have a material adverse effect on the price of our stock.

INDUSTRY RISKS

OUR EXPECTED PRODUCTS MAY BE SUBJECT TO VARIOUS LEGAL AND REGULATORY CONTROLS

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

WE MAY BE UNABLE TO OBTAIN SUFFICIENT COMPONENTS ON COMMERCIALLY REASONABLE OR SATISFACTORY TERMS, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION

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

RISKS RELATED TO OUR COMMON STOCK

THE MARKET FOR OUR COMMON STOCK MAY BE ILLIQUID

Historically the trading volume of our common stock has been very low. There can be no assurance that volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

WE MAY EXPERIENCE VOLATILITY IN OUR COMMON STOCK PRICE

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

DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN"; YOU MAY LOSE ALL OF YOUR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS

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

INVESTORS WHO NEED IMMEDIATE OR FUTURE INCOME SHOULD REFRAIN FROM THE PURCHASE OF OUR COMMON STOCK

We do not intend to pay dividends to the holders of our outstanding common stock in the foreseeable future. Investors who need immediate or future income by way of dividends from their investment should refrain from the purchase of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

In the second quarter of 2005 we moved our operations from Brooklyn, NY to the UK at the address of:

195 The Vale London W3 7QS,
United Kingdom Tel: +44 208 746
2018 Fax: +44 208 749 8025.

We conduct R&D in the following locations:

LaDIS Ltd.
Id No. 3 0 5 3 8 6 9 2
Legal address: 79060, Ukraine
L`viv-60, 3 Naukova Str.
Tel.: +380 (322) 40-97-55
Mailing address: 79060, Ukraine
L`viv-60, p/o box 2682

V-technology, Ltd.
2027729000880
Address: RF, Moscow 117454
Vernadskii Prospect, 78, Building 7

Silicon Valley PLC
19 Cavendish Square
London W1A 2AW

Turtle Technologies (India) Pvt Ltd
'Prayogashala', Auroville 605101
Tamil Nadu, India

ITEM 3. LEGAL PROCEEDINGS

We are not currently nor have ever been a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

During the fiscal year ended on June 30, 2005, there were no matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

As of June 30, 2005, the company had issued and outstanding 110,287,285 Common Shares. No preferred shares have been issued to date.

On April 20, 2001, the Company's registration statement was rendered effective by the SEC. The Company's common stock has been listed on the NASD OTC Bulletin Board with the symbol of NMEN. The following table sets forth the range of high and low sale prices for our common stock for each full quarterly period for the fiscal year ended June 30, 2005.

FISCAL YEAR ENDING June 30, 2005

Quarter	Low	High

First	.07	.46
Second	.05	.37
Third	.055	.26
Fourth	.04	.25

ITEM 5A. SELECTED FINANCIAL DATA

The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2005 Audited by Morgenstern & Company and for the year ending June 30, 2004 audited by N. Blumenfrucht.

	June 30, 2005	June 30, 2004

Income from Operations	0	0

Total Current Assets	241,388	$143,147

Total Assets	15,539,062	15,147,078

Total Current Liabilities	136,393	53,314

Total Stockholders’ Equity	15,539,062	15,093,764

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

Some of the information in this 8-K Report or the documents we incorporate by reference in this 8-K Report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

•	Failing to produce a workable product.
•	failure to raise sufficient capital to fund business operating plans;
•	market conditions and demand for new optical storage Media development and storage technology;
•	our competitors' ability to successfully develop new technologies to satisfy demand for data storage;
•	difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;
•	difficulties in competing successfully in the markets for new products with established and emerging competitors;
•	difficulties with single source supplies, product defects or product delays;
•	difficulties in forming and maintaining successful joint venture relationships;
•	difficulties in obtaining, maintaining and using intellectual property protections;
•	changes in data storage technological protocols and standards;
•	difficulties in state, federal, foreign and international regulation and licensing requirements;
•	litigation actions by directors, employees, investors and others;
•	limited operation and management history;
•	dependence on key personnel;
•	Inability to conclude the relationship as outlined in the letter of intent executed with E-World and Eros into definitive agreements.
•	other factors discussed in this 10K Report

See Also Risk Factors in Item 1 under Business.

We are a development stage company currently engaged in the development of our proprietary technology, VMD, a next generation, high capacity storage discs as described in the "Business" description. We have generated no revenues to date.

We have entered into agreements with V-Tech, LaDIS and Silicon Valley Plc. For the research and development of the prototypes and Commercializing the Products. V Tech consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multi-layer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, LaDis and Silicon Valley Plc. belongs to us. The overall management of our Company is carried out from our headquarters in the UK. Silicone Valley Plc. and V Tech are related parties. See Related Party Transactions # 3 and 6. See also LaDis Agreement Exhibit 2 to 10K Report.

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

Plan of Operations for the next 12 months

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

E-World is one of China's largest DVD and consumer electronics design companies. They own EVD, a technology that currently includes a lower quality High Definition optical disc and player format validated by the Chinese Government for the Chinese market. E-World's EVD and other technologies are DVD 'red laser' based as they see it as the current market standard.

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

Eros, India

Bollywood is the most prolific film industry in the world. Eros is the single largest International distributor of Bollywood films worldwide with over 70% market share in the business. It has distributed some of the biggest Bollywood blockbusters of all times - Dil Se, Hum Aapke Hain Kaun, Taal, Saath Hain, Dilwale Dulhaniya Le Jayenge to name a few. Eros's content library includes: approximately 2,000 Indian film titles approximately 20,000 Indian music and dance videos documentaries, sport and other genres.

According to the Letter of Intent executed with Eros, see Exhibit 10, Eros will have rights to use VMD to distribute all the above content plus any new movies acquired or produced by Eros and plans to do this on 500,000 VMD discs later this year. Eros plans to show its movie Shabd at the Cannes film festival in High Definition on a VMD disc and corresponding VMD drive.

The other key terms of the agreement are; Eros has the right to showcase all of its content on VMD optical discs in high definition (HD) to promote itself and its content to the market. Eros will commercialize at its own expense 50 blockbuster Bollywood titles for 2005. These expenses will include: manufacturing of the VMD discs stamping the content onto the discs distribution and marketing of HD Bollywood movies on VMD Eros will place an order for 500,000 VMD discs (50 films, 10,000 each) for Christmas 2005, with a mutually agreed replicator. Eros has taken a 5% stake in our Company.

Short Term

We anticipate the next stage of growth for the Company is securing the current bridgehead with partners and with funding in place the bring VMD to market: Conclude funding round and orchestrate pilot launch Early sales of content on VMD discs with content partners. In order to execute the planned agenda with E-World, we will be required to raise $5 Million in additional capital. See Also Subsequent Events Regarding the $1,500,000 recently raised in the sale of unregistered securities. According to E-world it is seeking $8.5m funding for growth expansion, which it anticipates will raise the revenues from $4.3m to $13.0m in the next financial period. We are seeking to raise an additional $3.5m to compliment the $4.0m already raised through investment and partner’s facilities. There is no assurance that we and or E-world will be successful in raising additional funds.

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

Long Term

As market penetration increases in each region, the Company's priorities will emphasize bringing in key people to support an international development, licensing and brand marketing business, and with an underlying strategy for acquisition from this forward.

Liquidity and Capital Resources

On June 30, 2005, we had available in cash the sum of $196,529. See also additional financing we secured in subsequent events item #14.

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

ITEM 7. FINANCIAL STATEMENTS

MORGENSTERN & COMPANY, CPA’s, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

The Board of Directors and Stockholders
New Medium Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc. as of June 30, 2005 and the results of its operations and cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/ Morgenstern & Company, CPA’s, P.C.
Certified Public Accountants

New York, NY
October 21, 2005

New York, NY
October 21, 2005

    N. Blumenfrucht
    1040 East 22nd Street
    Brooklyn, NY 11210
    Tel - 718-692-2743
    Fax - 718-692-2203

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

/s/ N. Blumenfrucht CPA PC

Brooklyn, New York
August 28, 2004

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
For the years ending June 30, 2005 - June 30, 2004

	June 30, 2005	June 30, 2004
Assets

Current assets
Cash and cash equivalents	$196,529	$103,930
Investment	--	8,540
Prepaid expenses	--	30,667
Escrow deposits	44,859	--
Total current assets	241,388	143,137

Property and equipment	179,140	158,040
Less: accumulated depreciation	(65,326)	(31,608)
	113,814	126,432

Intellectual property	15,183,860	14,877,509

Total assets	$15,539,062	$15,147,078

Liabilities and stockholders' equity

Current liabilities
Accrued expenses	$136,393	$53,314
Total current liabilities	136,393	53,314

Commitments and contingencies
Stockholders' equity
Preferred stock $.0001 par value, authorized 10,000,000 shares; none issued
Common stock, $.0001 par value, authorized 200,000,000 & 100,000,000 shares, issued and outstanding
119,571,344 & 92,147,220 shares	11,957	9,215
Additional paid in capital	18,827,404	16,443,185
Accumulated other comprehensive (loss)	(15,980)	(11,658)
Deficit accumulated during the development stage	(3,420,712)	(1,346,978)
Total stockholders’ equity	15,402,669	15,093,764

Total liabilities & stockholders' equity	$15,539,062	$15,147,078

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods
Accumulated
	For the year ended June 30, 2005	For the year ended June 30, 2004	From inception (August 2, 1999) through June 30, 2005

Revenues	$--	$--	$1,291

Operating Expenses
General and Administrative	933,267	94,460	1,557,680
Research and Development Costs	971,290	0	1,533,867
Officer's Compensation	136,816	62,000	380,046
Loss on Disposition	0	16,345
Depreciation	33,718	31,608	82,776
Total Operating Expenses	2,075,091	188,068	3,570,714

Income (Loss) From Operations	(2,075,091)	(188,068)	(3,570,714)

Other Income
Investment Income	1,557	31,585	148,911

Loss Before Income Taxes	(2,073,534)	(156,483)	(3,421,803)

Income Tax	200	0	200

Net Loss	(2,073,734)	(156,483)	(3,420,712)

Loss Per Common Share - Basic and Diluted	(0.02)	(0.01)

Weighted Average Number of Shares Outstanding	84,543,598	49,515,851

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS

	From inception (2-8-99) to 30-6-05	As at June 30, 2005	From inception (2-8-99) to 30-6-04

Cash flows from operating activities
Net loss	$(3,420,712)	$(2,073,734)	$(1,346,978)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	82,776	33,718	49,058
Issuance of shares for acquisition of Intellectual property	14,521,155		14,521,155
Write off of web site development costs	314,302		314,302
Stock issued for services rendered	715,761	452,961	262,800
Loss of sale on securities	(5,044)	(5,044)
Issue of shares for services rendered	0
Changes in assets and liabilities:
Change in current assets	(42,359)	(14,192)	(28,167)
Change in security deposits	0
Change in current liabilities	133,893	83,079	50,814
Net cash used in operating activities	12,299,772	(1,523,212)	13,822,984

Cash flows from investing activities
Proceeds from the sale of securities	13,584	13,584
Purchase of fixed assets (including investments)	0
Exchange gain on shares	0
Purchase (write off) of fixed assets	(196,590)	(21,100)	(175,490)
Web site development costs/software asset	(261,402)	--	(261,402)
Investment in intellectual property	(15,183,860)	(306,351)	(14,877,509)
Investment purchased - net	(20,198)	--	(20,198)
Net cash provided by investing activities	(15,648,466)	(313,867)	(15,334,599)

Cash flows from financing activities
Proceeds from sale of A, B, and C units	1,716,250		1,716,250
Offering costs - private placements	(69,625)		(69,625)
Deferred offering costs - registration statement	(40,000)		(40,000)
Purchase of Treasury Stock	(3,750)		(3,750)
Proceeds from sale of shares and warrants to various officers, founders, and investors	1,946,670	1,934,000	12,670
Issuance of shares for warrants exercised	0
Issuance of shares for services rendered	0
Proceeds from sale of shares	0
Net cash provided by financing activities	3,549,545	1,934,000	1,615,545

Net increase (decrease) in cash and cash equivalents	200,851	96,921	103,930

Cash and cash equivalents, January 1	0	103,930	0

Cash and cash equivalents, March 31	200,851	200,851	103,930

SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing activities
Issuance of common stock in exchange for services	718,361	452,961	265,400
Issuance of shares for acquisition of Intellectual property	14,557,506	306,351	14,251,155

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period July 1, 2003 - June 30, 2005

		Common Stock		Retained Additional	Accumulated Earnings	Other
	Per Share Amount	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Loss	Total

Balance July 1, 2003		18,429,444	$1,843	$1,867,402	$(1,190,495)	11,519	$690,269

Issuance of shares to Officer - services rendered October 2003	0.06	1,112,000	111	61,889			62,000
Issuance of shares for purchase of assets. Of $	0.20	72,605,776	7,261	14,513,894			14,521,155
Comprehensive loss						(23,177)	(23,177)

Net loss year ended June 30, 2004					(156,483)		(156,483)

Balances June 30, 2004		92,147,220	9,215	16,443,185	$(1,346,978)	(11,658)	15,093,764

Warrants exercised July & August 2004	$0.25	250,000	25	62,475			62,500
Issuance of shares - services rendered August 2004 $	0.30	100,000	10	29,990			30,000
Issuance of shares - services rendered August 2004	0.40	875,000	88	349,912			350,000
Sale of common shares - Investor August 2004 $	0.20	5,000,000	500	999,500			1,000,000
Issuance of shares - services rendered September 2004	0.17	6,315	0	1,074			1,074
Warrants exercised Oct. Nov. Dec. 2004	0.25	390,000	39	97,461			97,500

Issuance of shares - services rendered November & December 2004	0.24	18,215	2	4,385			4,387
Issuance of shares - services rendered January 2004 to May 2005	0.05	1,500,000	150	67,350			67,500
Sale of common shares to investor - May 2005	0.02	10,000,000	1,000	199,000			200,000
Conversion of outstanding debt	0.05	3,480,000	348	173,652			174,000
Sale of common shares to investor May 2005
Stock issued August	0.07	5,804,594	580	399,420			400,000
Comprehensive Loss						(4,322)	(4,322)
Net Loss year ending June 2005					(2,073,734)		(2,073,734)
Balances June 30, 2005		19,571,344	$11,957	$18,827,404	$(3,420,712)	$(15,980,000)	$15,402,669

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY

New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period management had decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new DVD format. As of September 30, 2004 the Company completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. During the second quarter the Company achieved six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. As of the June 30, 2005 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.

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

The components of finite-lived intangible assets are as follows:

June 30, 2005	June 30, 2004
$15,183,860	$14,877,508

Components of finite-lived intangible assets acquired during fiscal years ended

June 30, 2005	June 30, 2004
$306,351	$14,877,509

The estimated future amortization expense related to intangible asset as of June 30, 2005 is as follows:

2006	1,518,386
2007	3,036,772
2008	3,036,772
2009	3,036,772
2010	3,036,772

During the fiscal year ending June 30, 2004 there were "no impairments of the intangible assets since the company did not yet achieve a working prototype. As of June 30, 2005 the company, using outside consultants, performed extensive market analysis and research to determine that this property had the ability to generate revenues substantial enough to re-coup the cost of this property. This research indicated that the product had a finite once introduce into the market. The estimates for future amortization of this property were based upon this analysis. This research and analysis also was used as a basis for not recording any impairment as of June 30, 2005.

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

NOTE 4 - INVESTMENT IN INTELLECTUAL PROPERTY

On January 13, 2004, the Company acquired the business and all the intellectual property assets pertaining to a new DVD format from MultiDisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of the shares. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, part of these funds ($150,000) was allocated to Machinery and Equipment. The non-cash transactions in Note 4 referred to in the comment were only supplemental disclosures.

Additionally, in connection with this acquisition the Company has agreed to undertake future payments of $174,000 after the successful raising of additional capital in the amount of $500,000.

On June 23, 2005, the Company converted the following outstanding obligations owed to two of its principal shareholders into The Common stock of the company. May Ltd. $87,000 debt converted into 1,740,000 Common shares TriGM Ltd. $87,000 debt converted into 1,740,000 Common Shares. This reflects the payment of the $174,000.

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

In connection with the acquisitions the Company issued 72,605,000 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximated the fair market value of these shares. Additionally, the Company offered Series A warrant holders the right to lower the exercise price for $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties providing services to the Company in lieu of compensation. A total of 1,300,000 warrants were lowered to .25 cents exercise price. On July 18, 2003 the Board of Directors voted to extend the Series A, B, C, D and E warrants until July 2005.

According the acquisition agreement, MultiDisk Ltd and TriGM International, S.A. the Company was obligated to pay certain milestone payments amounting to $87,000 to each upon the raising of capital in excess of $500,000. Payment total $174,000. In August 2004 the Company entered into consulting agreement for consulting services. The Company paid a fee of $75,000 and issued 875,000 common shares the shares were valued at $.40, which approximates the fair market value of the shares at the date of issuance.

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

An "A" unit consisted of 10,000 shares of the Company's common stock, and 10,000 Class A warrants. Each Class A warrant entitled the warrant holder to purchase one share of the Company's common stock at $1.50. The warrants were to expire July 31, 2002. Each unit sold for $5,000. The warrants were extended to July 31, 2003.

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

On August 20, 1999 the Company sold to various investors and officers 12,620,000 shares of common stock, 3,080,000 Class A warrants (exercisable at $1.50 per share), 330,000 class B warrants (exercisable at $1.00 per share), and 2,580,000 class C warrants (exercisable at $.50 per share). Total consideration received was $12,670.

On September 2, 1999 the Company sold through a private placement 251 Class A units for a total gross consideration of $1,255,000 and 52 B units for a total gross consideration of $195,000.

In January 2000 the Company sold, through a private placement, 21.3 C units for a total gross consideration of $266,250.

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

On May 10, 2005 the Company issued 10,000,000 common shares to May Ltd. against receipt of $200,000. May Ltd. is an affiliate of the company, see Related Party Transactions.

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

On September 15 and 20, 2005 the Company has issued 7,500,000 common shares at $0.10/share to one investor and 5,000,000 common shares at $0.15/share to the other. For each issuance of equity instruments for services provided, the valuation of the issuances represents the fair market value of the shares at the date of issuance and has been charged to the statement of operations. The equity issuances to management do not have a compensatory component as the management are employed by the company and have their own compensation as per their service contracts. These initial issuances are further inducements for management to join a non - commercialized product entity and add to their punitive compensation packages.

In accordance with FASB issued SFAS No. 123R all "Share-Based Payment," are measured and recognizes as compensation expense for all stock-based payments at fair value. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. All of these issuances were also valued at fair value.

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

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURES

On October 9, N. Blumenfrucht CPA PC resigned as auditor. On October 12, the Auditing firm of Morgenstern & Company was appointed as our independent auditor. Morgenstern & Company conducted the audit for the fiscal year ending 2005. There were no disagreements with Mr. Blumenfrucht as per 8K filing, see Subsequent Events item 16.

ITEM 8A. FINANCIAL CONTROLS & PROCEDURES

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

During the quarter ending December 31, 2004 we have evaluated, with the participation of the Company's former CEO and the Company's Treasurer who was up until June 21, 2005 Chairman of the Board of Directors the effectiveness of our disclosure controls and procedures as of December 31, 2004. Since August, with the re-establishment of the Company's UK office, the Treasurer and Chairman in the UK office handles the Company's funds and disbursements out of the UK office, formerly handled by our CEO. In the course of the audit for the previous quarter, the Company's former CEO identified certain areas in the authorization, allocation and documentation of expenses administered out of the UK office that the Company's former CEO believed needed to be improved. As a result the Company's former CEO has disseminated procedures to strengthen the allocation, documentation, certification & authorization of expenses.

During the following quarter ending March 31, 2005 the Company continued to experience weakness in the enforcement of financial controls related to the allocation and authorization of disbursements of funds, and in conflict of interest issues. The Company has taken this matter seriously and has addressed these issues with the assistance and guidance of an attorney familiar with securities compliance.

The company is in research & development and is close to commercialisation but has not traded, and was involved in investing the funds generated from inward investments. As such, control procedures were at a reasonably assurance level for the minimum activities of the business. Control procedures have been enlarged following relocation of the company from New York to London and the ensuing increase in business activity.

Following the relocation of the office from New York to London we replaced the CEO and initiated the transition into a commercial entity. The new CEO reviewed and implemented the system of controls and procedures necessary for the change in business activities. The company now has cross-border activities with staff running these operations.

•	Integrated system for the purchase of fixed assets, goods and services as per the attached flow chart.
•	Defined more closely the segregation of duties among the staff.
•	Formalised terms and conditions of employment for staff.
•	Improved control over cost of business travel by centralising bookings of flights, trains, hotels, etc. by one member of staff subject to approval by the CEO.
•	Standard expense form for staff to claim for expenses which are categorised and supported by receipts subject to approval by the CEO.
•	Increase in monitoring and training of staff.
•	Production of monthly management accounts and reports.
•	Formalised the organisation of the company as per the attached chart.
•
Installation of an approved accounting package which improved the system to ensure that all information required to be disclosed in the Exchange Act reports are accumulated and communicated to management in the manner that permits adequate time for the principal executive and financial officers to consider such information and allow timely decisions of such information required by disclosures.

Payments are also made in accordance with signed agreements for contractual obligations and services rendered. The internal controls were put in place from the 3rd and 4th quarters of 2005 following the company’s relocation to the UK.

The improvement in the control procedures as set out above gave management the assurance that the disclosure controls and procedures are effective as of the date of the end of the applicable reporting period. As a result, the principal executive and principal accounting officers conclude that the controls and procedures are effective to ensure that all information required to be disclosed in the Exchange Act reports are accumulated and communicated to management in a manner that permits adequate time for management, specifically the principal executive and financial officers, to consider such information and allow timely decisions of such information regarding the required disclosures.

ITEM 8B. OTHER

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Rupert Stow	82	Chairman
Mahesh Jaranayaran	53	CEO, Director
Dr. Eugene Levich	57	CATO, Director
Alexander B. Hagerty	24	COO
Irene Kuan	49	Treasurer, Director
Rahul Didi	45	Director

During the fiscal year ending June 30, 2005, the following changes were made to the management team: Ethel Schwartz, Alex Libin and Yehudit Hirsch resigned from their positions in May 2005. See Incorporated by Reference Exhibit 4. In June 2005, the newly appointed Executive staff were named to the senior executive team. See Incorporated by Reference Exhibits 2, 6, and 11.

INFORMATION CONCERNING OFFICERS & DIRECTORS

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

JULY 1, 2005 APPOINTMENT OF PROFESSOR EUGENE LEVICH, AGE 56 AS CHIEF TECHNOLOGY OFFICER (CTO)

On July 1, 2005, the Board of Directors appointed Professor Eugene Levich as Chief Technology Officer, (CTO). From 2002-2005 Dr. Levich has been an independent Consultant to several companies developing new generation of optical storage based on multilayer concept. In 1999- 2002, Dr. Levich was President and Chairman of the Board of Directors of Constellation, Inc. Constellation 3D, a NASDAQ company, developed new generation technology of optical storage for application in consumer electronics (High Definition TV and Digital Cinema) and professional storage markets. (From 2002 onward, the development of fluorescent based storage has been carried out by US based company D Data Inc.)

From 1996-1998 Dr. Levich was President and Chief Scientist of a private company - Medevi Ltd. - developing general principles of new generation of optical storage-multilayer disks and cards. From 1991-1995 Dr. Levich was Senior partner and Chief Scientist in Orlev Scientific Ltd. - subsidiary of Ormat Industries Ltd., Israel (Orlev integrated US-Israeli team of distinguished scientists developing industrial implementations of new technologies for management of turbulent flows in pipes and aeronautics. Dr. E. Levich has discovered, together with Professor Lawrence Sirovich of Rockefeller University, previously unknown basic principles governing turbulent flows). From 1981-1991, Dr. Levich was a Professor of Theoretical Physics and Professor of Engineering at the City University of New York.

EDUCATION

M.Sc. in Physics, 1968, from Moscow State University; Ph.D. in Theoretical Physics from the Landau Institute of Theoretical Physics, 1970.

Dr. E. Levich was awarded major research grants by the US Department of Energy for seven (7) consecutive years from 1983 to 1991 and by National Science Foundation in 1990 and 1991.

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

JULY 1, 2005 APPOINTMENT OF ALEXANDER BOLKER-HAGERTY AGE 24 AS CHIEF OPERATIONS OFFICER

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

Mr. Bolker-Hagerty was educated in many countries, is quadric lingual, and possesses a library of international contacts which attracted him to numerous Project- and Product Management experiences in Construction, of the new Port Hercule of Monaco, with SGTM and Engeco; in Private and Investment Banking, with Metzler Bank of Germany and Schroder Salomon Smith Barney of the United Kingdom; and in Consumer Products with Unilever of the Netherlands and Rehau of Germany. Mr. Bolker-Hagerty received his Bachelor of Science in International Business Management and Russian from Babson College and Wellesley College, Massachusetts, USA.

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

IRENE KUAN, DIRECTOR: On June 14, 2005 Irene Kuan voluntarily resigned from her position as interim Chairman and interim CEO but retained her role as Treasurer. Irene is a qualified accountant and as more than 20 years experience in the accounting profession in the United Kingdom. She has vast experience in audits of large public limited companies and has worked in the Insurance, Investments, Property and Retail Management industries. From November 2003 to the Present she has been employed by Visson Technologies U.K as Finance Director. From May 2003, until November 2003 she was on a Sabbatical. From August 2, 2002 to May 2003, she was employed as an accountant and financial consultant to Euromaz Group. From April 2002 to until August 2002, she was self employed in Real Estate renovation. From December 2001 to April 2002 Irene was employed by Hardy Underwriting Group where she served in a finance operations capacity. From April 1991- November 2001 she was employed by Arig Insurance Company Limited in an Accounting & operations capacity. She has worked at management level in the United Kingdom for the last 8 years and is now at Board holding several finance directorships of UK companies, including a public company. Irene will manage the company's finances and will contribute towards the company's future expansion plans. Irene currently hold finance directorship in the following companies: Silicon Valley Plc, Visson Displays Limited, HD Clearview Limited, Siptelcom Limited Wilton Business Solutions Limited, & Wilton Claims Ltd.

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

ITEM 9A. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 10. EXECUTIVE COMPENSATION

The following represents that annual compensation to be paid to Executive Officers & Directors:

Compensation Table

Name	Title	Annual Compensation	Date of Appointment

Rupert Stow	Chairman	$12,000	6-14-2005

Mahesh Jaranayaran	CEO, Director	$103,992	6-14-2005

Dr. Eugene Levich	CTO, Director	$144,000	6-30-2005

Alexander B. Hagerty	COO	$55,992	6-30-2005

Irene Kuan	Treasurer, Director	$37,000	8-4-2004

Rahul Didi	Director	$20,000	6-14-2005

Barry Williamson	Director	$2,500	9-13-2004

See Also Subsequent Events related to Shares Issuances to Officers & Directors:

Alex Libin, our former COO, who resigned May 13, 2005, was paid an aggregate of approximately $36,000 for the fiscal period ending June 30, 2005.

Ethel Schwartz, our former CEO who resigned May 13, 2005, was not paid any cash salary. As of May 5, 2005 she was allocated 1,500,000 shares of Common Stock valued at $67,500 for services rendered from January 2004 until March 2005.

See Also Executive Compensation History.

During the fiscal year ending June 30, 2005, the Company did not issue any Stock Options.

Executive Compensation History

From the inception of our Company, our former CEO Ethel Schwartz has not been paid any cash salary. She has, however, been compensated in company shares issued to her based on the fair market value for restricted stock at the time of the issuance, in lieu of cash salaries for services rendered to the Company as follows:

Services Period Compensation

From:	To:	FMV	Price	Shares
8-99	10-01	$150,000	.03375	4,444,444
10-01	10-02	50,000.025		2,000,000
10-02	12-03	62,000.0559		1,112,000
1-04	5-05	67,500.045		1,500,000

The issuance of these shares, and the stock options described below, constitutes the only compensation Ethel has received from our company since its inception.

Stock Options

We did not grant stock options in 1999. Likewise we have not granted stock options in 2000.

2001 STOCK OPTION PLAN

On January 14, 2004, via consent of 78% of the shareholders of our Company the 2001 Stock Option Plan was ratified. Pursuant to our 2001 stock option plan, we granted stock options to various officers and directors as follows:

5,000,000 stock options granted to Ethel Schwartz, CEO. Options are exercisable at .045, which is the fair market price on the day the options were granted. Options are valid until 2008.

2,000,000 stock options granted to Eva Beilus, Secretary & V.P. Options are exercisable at .045, which is the fair market price on the day the options were granted. Options are valid until 2008.

1,000,000 stock options granted to Hyman Schwartz, Director. Options are exercisable at .045, which is the fair market price on the day the options were granted. Options are valid until 2008.

Transfer by warrant holders pursuant to the 2001 stock option plan of 37.5% of Warrants underlying the 2001 stock option plan, to the seller.

To induce the Sellers to enter into an Asset Purchase Agreement with our company, all of the option holders of our 2001 stock option plan agreed to transfer to the Seller and/or their designees, on a pro-rata basis an aggregate of 37.5% of the warrants issued to each, underlying the 2001 stock option plan. Accordingly, the option holders’ position following the transfer will be as follows:

Option Holder 2001 Stock Option Plan Transferred Positions:

Original Position	Transferred	Options	Remaining

Ethel Schwartz	5,000,000	1,875,000	3,215,000

Eva Beilus	2,000,000	750,000	1,250,000

Hyman Schwartz	1,000,000	375,000	625,000

We did not grant any stock options for 2002, and 2003. The 2004 Stock Option Plan expired with no awards issued. We did not grant any stock options in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table describes, beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.

Identity of Stockholder	Percentage of Or Entity Shares Owned	Shares Owned (1)

Ethel Schwartz	14,084,444 (2)	10.62%

Southwark Properties	6,009,778 (3)(4)	4.53

May Ltd.	33,304,249 (3)(4)	25.1

TriGM International	22,442,999 (5)	16.9

All Officers & Directors	0	0

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

(3) (4) Ann Kellgren has controlling interest and is the beneficial owner of all of the shares for both May Ltd. and Southwark Properties. Ann was an original investor in MultiDisk, Ltd.

(5) Sergei Litvak is the authorized signatory and has controlling voting power of 29% of Tri GM International and has voting agreements with holders of additional 24.5% of their shares.

ITEM 12. RELATED PARTY TRANSACTIONS

MAY LTD - Affiliate:

May Ltd. is a private equity offshore investment company established in Nevis. It has a portfolio of Technology, Telecommunication, media and Property related investments in the UK and abroad. The key focus of May Ltd. is to invest in innovative, creative and fast growing companies with strong management and provides seed capital, R&D capital , working capital or Trade finance for a number of companies irrespective of it having a controlling interest. Most often May is at the forefront of business creation, change and technology, enabling the businesses partners to reach their strategic goals and achieve long-term success. May Ltd. investment portfolio includes investments in Technology related assets and companies. The company has a collective management expertise with a wide range of corporate specialization ranging from Venture capital, Corporate finance, Marketing and Planning to Corporate Rescue. Where a business calls for outside its range of expertise the company has the ability to call on a host of associate Consultants. The company specializes in identifying and evaluating emerging technologies, judging when they are appropriate and sufficiently mature to be commercialized.

May Ltd. is an affiliate of the Company which owns 33,409,429 common shares equal to Approximately 25.1% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of approximately 29.6% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company. See also Exhibit 3 to 10K Report for copy of Consulting Agreement for May Ltd.

May Ltd. also owns 79.2% of the outstanding stock each of Triband Global Limited and 85% of each OneSoft Technologies UK Limited, also known as Turtle Technologies PVT India, OneSoft Retails & Business Solutions Ltd and Turtle Electronics Ltd.

May Ltd. also Owns 100% of Visson Technology and 100% of VTech, a key R&D facility of the company.

May Ltd. also own 29% of Silicon Valley plc which is a public limited company with over 2600 shareholders. It is an I.T service provider and specializes in Business related software and Device management software. Global Media Cast is a wholly owned subsidiary of Silicon Valley Plc. Andrew Danenza was a Director of Global Media Cast; he resigned in June 2005.

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

7. During the fiscal year ending June 30, 2005, the Company engaged the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and has received an aggregate of $16,902.54 in consulting fees. He will receive an ongoing monthly fee of $6,000.00.

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

Irene Kuan -Treasurer, Related Parties:

Irene Kuan is a director of the following companies:

•	Silicon Valley, PLC, Triband Global Ltd, Triband Ltd, Wilton Claim Ltd.,
•	Wilton Business Solutions, Ltd. Visson Technologies, UK, Litecel Ltd.,
•	Global Media Cast Ltd. HD Clearview Ltd., and
•	OneSoft Retail & Business Solutions Ltd.

ITEM 13. PRINCIPAL ACCOUNTANT FEES & SERVICES

During the period ending June 30, 2005 we paid approximately $16,000 for accounting and auditing. We estimate the current audit will cost approximately $16,000.

ITEM 14. EXHIBITS INCORORATED BY REFERENCE

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

10.	June 30, 2005 appointment of Professor Eugene Levich, age 56 as chief Technology officer (CTO) and appointment of Alexander Bolker-Hagerty age 24 as chief operations officer.

ITEM 15. EXHIBIT INDEX

1.	Article of Amendment
2.	LaDIS Scientific Agreement
3.	May Ltd. Consulting Agreement
4.	Certification 906 Sarbanes Oxley
5.	Certification 302 Sarbanes Oxley

PART IV

ITEM 16. SUBSEQUENT EVENTS

1.	On July 31, 2005 the Board of Directors voted to extend the outstanding warrants of Series A and C until July 31, 2006. Series B, D, and E have expired July 31, 2005.

SUBSEQUENT EVENTS: - EQUITY TRANSACTIONS:

2.	On August 18, 2005 the Company issued to Eros Media Ltd. 5,515,354 pursuant to an agreement entered into by and between Eros Media Ltd. and New Medium Enterprises, Inc. Shares were valued at $551,535.

3.	On August 18, 2005 the Company issued 1,000,000 shares to Mahesh Jaranayaranan our CEO who allocated 750,000 of these shares to affiliates and various family members. Shares were valued at $100,000.

4.	On August 18, 2005 the Company issued 84,768 to Quoros Limited for services rendered. Shares were valued at $8,476.

5.
On September 15, 2005 as of June 28, the Company issued 915,080 to the pre-acquisition shareholders for their contribution of approximately $46,000 in excess funds over and above the required amount of $589,500. Shares were valued at $46,000.

6.	On September 20, 2005 the Company issued 250,000 shares to its COO for services rendered. Shares were valued at $25,000.

7.	On September 20, 2005 the Company issued 250,000 shares to its CFO for services rendered. Shares were valued at $25,000

8.	On September 20, 2005 the Company issued 250,000 shares to its Chairman for services rendered. Shares were valued at $25,000.

9.	On September 20, 2005 the Company issued 250,000 shares to its Treasurer for services rendered. Shares were valued at $25,000.

10.	On September 20, 2005 the Company issued 1,000,000 shares to its CEO for services rendered. Shares were valued at $100,000.

11.
On September 20, 2005 the Company issued 1,000,000 shares to Andrew Danenza, a consultant to the Company. Mr. Danenza is the son of Ann Kallgren who is an affiliate of the company. Shares were valued at $100,000.

12.	On September 20, 2005 the Company issued 2,000,000 shares to Eugene Levich, the CTO for services rendered. Shares were valued at $200,000.

13.	On September 20, 2005 the Company issued 350,000 shares to seven parties for services rendered to the Company. Shares were valued at $35,000.

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

New Medium Enterprises, Inc.
(Registrant)

By: /s/ Mahesh Jaranayaran
Principal Executive Officer

By: /s/ Mahesh Jaranayaran
Principal Accounting Officer

By: /s/ Mahesh Jaranayaran
Principal Executive Officer

Date: July 3, 2005