Form 10-K
NEW MEDIUM ENTERPRISES INC
filed 2006-10-13
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ To: _______

Commission file number: 333-51880

NEW MEDIUM ENTERPRISES, INC.
(Name of Small Business Issuer in its Charter)

Nevada	13502174
State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

MAHESH K JAYANARAYAN, CEO
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

Common Stock
(Title of class)

NEW MEDIUM ENTERPRISES, INC.
Form 10-K for the Year Ended June 30, 2006

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenue for its most recent fiscal year: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of trade date June 30, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,500,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___ - N.A.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value	205,477,579
(Title of Class)	(Shares outstanding at June 30, 2006)

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check One): Yes ___; No X___

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; manufacturing costs and availability; new product development and introduction; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. Business

(a) Business Development

(1) Form and year of organization;

We were incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com Inc. On July 10, 2000, we changed our name to New Medium Enterprises, Inc.

(2) Any bankruptcy, receivership or similar proceeding;

None

(3) Any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

On January 13, 2004 we acquired the all of the intellectual property assets of a new and emerging DVD format known as VMD out of development stage (Versatile MultiLayer Disc). We have discontinued all our internet and wireless businesses and have since focused all of our resources to developing our proprietary VMD prototypes and pipeline of products as our core business. As a result, we are positioned in the Optical Disc Storage sector, a huge and growing segment of the data storage market, of which DVD formats have an effective monopoly presently. This sector of the storage market is currently undergoing a cycle of change precipitated by the emergence of high definition TV into the marketplace.

(b) Business of Issuer

NME has acquired and thereafter developed a technology which increases the capacity of a conventional DVD by a factor of 5-10, allowing much greater storage for data and film content. This new technology is called Versatile Multilayer Disc (VMD). Because VMD is based on current DVD 'red laser' technology it means that after a simple software upgrade VMD is compatible with new DVD drives and potentially all existing 1Bn drives currently used by businesses and consumers around the globe.

Significantly, VMD can be produced by a DVD-9 replication line with modifications to the sputtering and bonding process. The Company is negotiating valuable partnerships with major production facilities, drive manufacturers and content owners to exploit VMD's capabilities.

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

As of financial year end June 30, 2006, NME remains a development stage company. The company is planning to emerge out of development stage and roll out its products in 4th quarter of 2006.

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

As VMD discs can be read by standard DVD-R drives once their internal software (firmware) has been updated, this enables VMD to be reverse compatible with many selective DVD-R drives.

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

Key Advantages

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

In the information driven, digitally dependant marketplace, controlling, accessing and storing large quantities of data is a fundamental requirement. These markets now consume at least 7bn DVDs each year, largely pre-recorded with film content and increasing capacity is a key driver.

As DVD can work in VMD players and allow content owners to deliver their material in much higher quality (such as the new High Definition standard in film), uniquely it also avoids persuading consumers to replace their existing DVD collection or DVD player. We believe this is a crucial advantage in terms of VMD's market potential.

(1) Principal products or services and their markets;

VMD DISC

We anticipate the VMD disc will be produced in a number of formats:

•	READ ONLY
•	WRITE ONCE
•	RE-WRITABLE
•	READ ONLY/RE-WRITABLE COMBINED

We anticipate the VMD will be mass manufactured at low cost using existing DVD-9 type manufacturing facilities and equipment. The technology is patent pending and has a self protect feature as it is completely impregnable to analysis after manufacture. The disc architecture serves as an additional protection from copyright violations and existing problems in the optical media industry. The storage capacity on the first generation of VMD disc is expected to be 24GB.

THE PLAYER

The VMD drive is very similar to the standard DVD drive with modifications to the firmware to instruct the laser to read multiple layers. The modifications in the software re-calibrate the red laser, enabling it to read data on all data layers (not just top and bottom as in conventional DVDs). Most modern DVD players can be upgraded in this way.

We anticipate VMD will provide the same storage as five to ten DVD-9 discs using the existing DVD burner/player.

We have to date developed a prototype HD VMD player which will complement the VMD disc technology and we anticipate by the last quarter of 2006, samples to be available for distribution to distributors, retailers, etc for trials.

We also anticipate the HD VMD player technology to be used in a number of other devices such as personal computers (PC), set-top boxes, access devices and game consoles. We believe the software upgrade can be made available free and downloaded from the internet for PC users or burnt on a specific track within every VMD disc. We anticipate a website being ready for this purpose around Q4 2006 where PC users would be able to download the software which has already been developed.

CONTENT

Vendors will be able to retail HD quality films at a premium price, or provide whole collections of films on one disk, thus minimizing both disk purchase and packaging prices.

In the last few months, NME has been working on building a content library. We are in discussions with different film studios and independent content distributors in China, Germany, France, Russia, US, UK, Australia and India. We believe the content market could be another revenue source to NME through format fees, content conversion, disc royalties and content partnerships. To date we have, we have signed an agreement with Eros Media Ltd. who are content providers for mainly Bollywood films.

VMD REPLICATION LINE

The first VMD disc manufacturing line prototype should be finished and be “in production” over the next three to four months. This line is designed and co-developed by ODMS and NME and will allow for the manufacturing of four different types of discs: dual-layer red laser (DVD-9), a multilayer red laser (VMD), a dual-layer blue laser (HD-DVD) and a multi-layer blue laser.

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

DVD disk replication worldwide in 2005 consisted of over 7 billion units. By value, the International market for DVDs will be worth approximately $85bn (USD) by 2010 (Source: Informa Telecomms and Media).

The pre-recorded market consists almost exclusively of pre-recorded feature film content. This market is dominated by Hollywood film studios in the West and equivalents in the East and Far East. It is these content owners who control which entity replicates for them, with Hollywood studios being the most influential. The net result of this is that the majority of the current pre-recorded DVD supply chain is concentrated into five replication companies, which between them will provide a high proportion of the global output.

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

(2) Distribution methods of the products or services;

LAUNCH/DISTRIBUTION/SALES OF PRODUCTS

A soft launch is planned in the 4th quarter of 2006 where a HD VMD bundle consisting of a HD VMD player and HD Demo Disc will be sent to distributors, content owners, replicators, studios, production companies, press, etc. The launch is planned in the following regions: Europe, UK, North America, India, and China.

As the VMD technology is in direct competition with DVD, market assessment could be based on the performance of DVD and we could form alliances with companies that already have existing infrastructure in place for distribution/sales of our products. We are also planning to set up more regional representative offices or with partners in strategic countries to promote distribution/sales to the mass market. At present we have representative offices in France, Germany, Japan, China, Brazil and India. We are also planning E-Commerce where our products could be sold via the web.

NME Inc has established two companies in China, New Medium Enterprises Asia Pacific Ltd (NME Asia Pacific) and New Medium Enterprises China Ltd (NME China). The former is a wholly owned subsidiary of NME Inc and the latter is owned by NME Asia Pacific (51%) and Sistech Corporation Ltd (49%). These two companies have been formed for joint ventures and to handle operations working in conjunction with the principal existing Chinese market manufacturers and distributors to promote the products of NME Inc.

MARKETING AND SALES OF VMD LINES IN THE FUTURE

On 30th of May 2006 we exhibited at the Mediatech show in Frankfurt. Our participation had been sponsored by the Mediatech themselves and supported by VDL-ODMS.

At this exhibition we demonstrated our discs and our VMD line concept to major replicators from around the world. The focus of attending the exhibition was to encourage existing replicators to adopt our VMD technology.

The outcome of attending this show was that NME has now entered into several vital relationships in commercialization of VMD lines.

OUR SALES AND MARKETING STRATEGY FOR ELECTRONICS

Initially our plans are to partner with OEM and ODM manufacturers in China to license our technology to them. Most OEM manufacturers have their own sales channels and we intend to tap into that market.

We also plan to market and sell directly to electronic distributors worldwide independently of the OEMs and have our Shenzhen operations to be the global Sales, Product development and marketing operations and support our worldwide partners and representative offices.

We also anticipate selling directly to retailers who have no global sourcing arrangements in China and also work with leading brands outside of the 6C to license our technology to them.

NME Inc has also signed a Memorandum of Understanding with Sistech Corporation Ltd (Sistech) in China for the purpose of promoting the business interest of NME through New Medium Enterprises China Ltd in which NME Asia Pacific owns 51% and Sistech owns 49%. (See Exhibit No 99.1).

(3) Status of any publicly announced new product or service;

As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. During the second quarter we achieved six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. To date we have been able to create an eight layer disc yielding 48GB of storage capacity. A normal HD film requires 18-22 GB of space; a longer Bollywood film would require in the region of 36-40 GB. Therefore the HD VMD could provide a solution for this.

In April 2006, we concluded an agreement with Plasmon OMS, a global glass mastering house and a leader in the development of new formats of DVD discs, to produce a VMD glass mother set. Plasmon will also provide technical support for NME’s product development in the future. (See Incorporation by reference Exhibit No. 2)

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued in competition to our technology, including some by private companies for which information is difficult to obtain. Most of all, our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to produce high capacity, next generation discs that could effectively compete with the current blue-ray products being produced by Industry Giants such as Sony, Toshiba, etc. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we will suffer a competitive disadvantage. As a result, we may be unable to compete successfully in the market place which could have a material adverse effect on the price of our stock.

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

China

In China there is also a competing High Definition technology - digital videodisk (HDV) player and also independently developed IDVD (Internet DVD) player. However only EVD is proven technology, currently available in the shops and government backed and with whom we are negotiating a commercial partnership.

(5) Sources and availability of raw materials and the names of principal suppliers

Our potential principal suppliers/vendors for each division are as follows:

Optical
-	VDL-ODMS - for VMD replication and VMD replication line R&D
-	Axxicon - for mould manufacturing
-	Plasmon - for optical mastering and stamper manufacturing

Electronics
-	DCA - for VMD file format development
-	ST Microelectronics - for HD decoder chip
-	Sigma Design - for HD decoder chip
-	LSI - for HD decoder chip
-	Via Tech - for Optical drive controller chip
-	Beijing E-World - for HD player board development

Disc - File Format
-	DCA - for VMD file format development
-	Technicolor Creative Services UK - for authoring of VMD
-	Digital Challenge - for navigation system to VMD optical player

We are at present in discussions with various OEMs (original equipment manufacturers) and EMS (electrical manufacturer supplier) in China and Europe to manufacture the HD VMD player. For our soft launch Beijing E-World would be the major supplier of the electronic board for the VMD players.

(6) Dependence on one or a few major customers;

Besides the office in London, we at present have representative offices in France, Germany, Japan, China, Brazil, India and Australia and the company is working to establish a global presence. We intend to build a customer base in each of these regions thus negating our reliance on a few customers.

7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

We have applied for three patents relating to our VMD technologies as listed below. In addition we have applied for two Provisional Patents. Supporting these are a variety of unique skills and core operational IPR and although may not necessarily be patentable in themselves, will necessarily be jealously guarded and ruthlessly protected by the Company.

•	PCT/IL2005/000728 - Multilayer Optical Disc and Method and Apparatus for Making Same
•	PCT/US2003/041715 - Multilayer Reflective Information Carrier and Method for Manufacturing Thereof
•	PCT/IB2005/003628 - Optical Pick-Up Method and System for Multilayer Recording Medium
•	US Provisional Patent Application 60/731.923 - Industrial Cycle of VMD Production and the Design of
•	Production Line for Multilayer VMD Optical Discs
•	US Provisional Patent Application Serial No. 60/822.773 - Storage Case

The first comprehensive patent titled "Multi-layer quasi-reflective media and method of its manufacturing" has been filed initially as a provisional US patent application with the enlarged version prepared as regular PCT & US application which has been submitted in 2003.

This patent covers the basic technological principles and processes of manufacturing of VMD. In addition, as per the acquisitions of MultiDisk and we acquired from TriGm International S.A., a portfolio of researched and isolated patentable inventions related to VMD technologies for which we plan to apply for patent protection in the future. We have so far refrained from applying for these more detailed patents on the basis that by making the information public as required by the application, they are more likely to give away the technology in territories where patents are near impossible to enforce e.g. China. Instead we are strongly pursuing a commercial strategy for protecting the VMD technology. We believe that by partnering with the biggest content providers in the market, and in the case of China - a government backed company, it is effectively locking out any potential competitors from the market. In the long-run we believe this should prove far more effective than any legal redress. It is also expected that we will develop new derivative concepts, as well as supplementary technological solutions and processes, resulting in patents and/or know-how, which we anticipate will be expanded upon and enhance the original VMD concept and intellectual property.

(8) Need for any government approval of principal products or services.

Not applicable.

(9) Effect of existing or probable governmental regulations on the business;

CE Marking

CE Marking on a product is a manufacturer's declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation, in practice by many of the so-called Product Directives.

Product Directives contains the "essential requirements" and/or "performance levels" and "Harmonized Standards" to which the products must conform. Harmonized Standards are the technical specifications (European Standards or Harmonization Documents) which are established by several European standards agencies (CEN, CENELEC, etc). CEN stands for European Committee for Standardization. CENELEC stands for European Committee for Electrotechnical Standardization.

1.	CE Marking on a product indicates to governmental officials that the product may be legally placed on the market in their country.

2.	CE Marking on a product ensures the free movement of the product within the European Free Trade Association (EFTA) & European Union (EU) single market (total 28 countries), and

3.	CE Marking on a product permits the withdrawal of the non-conforming products by customs and enforcement/vigilance authorities.

More and more products are required to bear the CE Marking for gaining access to the EFTA & European Union market and there are agreements on Mutual Recognition of conformity assessment between European Union and other countries such as USA, Japan, Canada, Australia, New Zealand and Israel.

RoHS

We also have to ensure that all our electrical and electronic products comply with the RoHS Directive which came into effect on 1st July 2006. RoHS stands for “the restriction of the use of certain hazardous substances in electrical and electronic equipment.” This Directive bans the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE) flame retardants. The HD VMD players and other electrical/electronic equipment manufactured by NME would have to comply with this regulation if they are to be sold in the EU and UK markets.

(10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

The estimated amounts spent on research and development during each of the last two fiscal years are: 2005 - $970,000 and 2006 - $545,000.

None of the costs will be borne directly by customers.

(11) Costs and effects of compliance with environmental laws (federal, state and local); and

Does not apply.

(12) Number of total employees and number of full time employees

There are only eight full time employees.

(C) REPORTS TO SECURITY HOLDERS

We do not provide you with an annual report and we will not voluntarily send an annual report to you. We are required to file reports with the Securities and Exchange Commission under section 15(d) of the Securities Act. The reports will be filed electronically. The common reports that we are required to file are known as Forms 10-KSB, 10-QSB, and 8-K. You may read copies of any materials we file with the SEC at their Public Reference Room at 450 Fifth Street, NW. Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at I -800-SEC-0330. The SEC also maintains an Internet site at http:www.sec.gov that contains reports, proxy and information statements, and will contain copies of the reports that we file electronically.

ITEM 1A. RISK FACTORS

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

RISKS IN COST ESTIMATES FOR FUTURE MASS PRODUCTION

These risks are the most difficult to assess at this stage of development. Changes might occur in the estimated cost of equipment needed for commercial VMD mass production and distribution. An important attribute of our technology is that it is based on standard red laser technology which we believe will result in minimum infrastructure costs as opposed to the competing Blue-Ray products, which are believed to require significant infrastructure costs. This is the most important competitive edge we may have over industry giants such as Sony and the Blu-Ray consortium, and other giants such as Toshiba and others. In the event the cost for mass producing the products proves to be materially more expensive than anticipated, it may cause the product to be too expensive as a result of the higher than anticipated production cost, and thus less competitive with the Blu-Ray products or other products developed by industry giants such as Sony and Toshiba which may have a material adverse effect on our company and on the price of our stock.

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

To date, the two key personnel who have brought the company to its present status are the CEO and CTO. Both are crucial for taking the company from research and development to commercialization stage. The risk of losing either or both of them at this crucial stage of the development of the company would definitely affect the future success of the company.

Furthermore, in order to succeed, we depend upon our ability to attract and retain highly qualified technical and management personnel, including experts in the field of optical storage technology and the sciences underlying such technology. We cannot assure you that we will be able to attract and retain the qualified personnel we need for the business. We have entered into an Agreement with V-Tech, LaDIS and Silicon Valley Plc for the research and development of the prototypes and commercializing the products. Should any of the required crucial scientists leave V-Tech, LaDIS or Silicon Valley Plc our research and development efforts and capabilities might be adversely impacted. A departure of required scientist could delay our ability to successfully market or bring our products to market. Qualified scientists and other technical personnel are in high demand and are often subject to competing offers. We face competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We do not currently maintain "key man" insurance for any personnel. We have attempted to retain our key personnel, including our officers & directors by providing them with attractive incentive packages, which include competitive salaries and stock grants. However, we cannot assure you that these incentives will guarantee retention of our key employees.

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

ITEM 2. DESCRIPTION OF PROPERTY

In the second quarter of 2005 we moved our operations from Brooklyn, NY to the UK at the address of:

195 The Vale
London W3 7QS
United Kingdom
Tel: +44 208 746 2018
Fax: +44 208 749 8025

The tenancy for the above premises is a Tenancy at Will for an unspecified period subject to either the Landlord or the Tenant providing the other party with three months written notice or unless terminated by forfeiture e.g. the Landlord may forfeit his Tenancy at Will by re-entering the property if payment of any rent is 14 (fourteen) days over due whether formally demanded or not. There is also a Trust Deed with the Landlord for the rent deposit of £11,500 for the two floors which is refundable on termination. The area occupied by NME is approximately 3,000 sq ft for both floors.

We conduct R&D in the following locations:

LaDIS Ltd.
Id No. 3 0 5 3 8 6 9 2
Legal address: 79060, Ukraine
L`viv-60, 3 Naukova Str.
Tel.: +380 (322) 40-97-55
Mailing address: 79060, Ukraine
L`viv-60, p/o box 2682

V-technology, Ltd.
2027729000880
Address: RF, Moscow 117454
Vernadskii Prospect, 78, Building 7

Silicon Valley PLC
195 The Vale
London W3 7QS

Turtle Technologies (India) Pvt Ltd
'Prayogashala', Auroville 605101
Tamil Nadu, India

VDL-ODMS BV
Daalakkersweg 8
5641 JA Eindhoven
The Netherlands

Sistech Corporation Ltd
Dong Le Plaza
10th Floor, 1001 Near Guangsheh Hotel
Shennan East Road
2019 Luoho
Shenzhen 518002
China

Beijing E-World
5F East Tower
Triumph Plaza
143A Xizhimenwai Street
Beijing
China

ITEM 3. LEGAL PROCEEDINGS

We are not currently nor have ever been a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

During the fiscal year ended on June 30, 2006, amendment to the Articles of Incorporation were submitted to a shareholders vote whereby the authorized Common Shares were increased from 200,000,000 par value $0.0001 to 500,000,000 par value $0.0001. Furthermore, the authorized Preferred Shares were increased from 10,000,000 par value $0.0001 to 200,000,000 par value $0.0001. This was on November 1, 2005 via consent of shareholders representing 80% of the outstanding shares of the company.

Also on 1st November 2005, the following Items of the By Laws were amended to:

Article III - Board of Directors
Item 2: Number, Tenure and Qualifications:
Item 2 of Artcle III amended to:
The number of directors shall be not less than one (1) nor more than ten (10).

Item11 of Article III amended to:
Item 11: Compensation:
Directors may receive compensation for their services as Directors, in accordance to reasonable and standard compensation plus expenses for service provided. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

Article V - Officers:
2. Election and Term of Office
Item 2 to Article V amended to:
The Officers of the corporation shall be elected by the directors at a meeting of the directors held when determined by the directors. Each officer shall hold office for one year and be subject to re-election by consent of the directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

As of June 30, 2006, the company had issued and outstanding 205,477,579 Common Shares. The Company’s authorized capital stock consists of 500,000,000 shares of Common Stock (par value $0.0001) and 200,000,000 on non-voting Preferred Stock (par value $0.0001). No preferred shares have been issued to date.

The company has outstanding 8,000,000 Stock Purchase Warrants issued pursuant to the 2001 Stock Option Plan. Warrants are exercisable at .045 per share and have reload provisions. Warrants Expire in December 2008.

To date, none of the warrants were exercised.

The Company has outstanding the following Stock Purchase Warrants as of June 30, 2006. These warrants expire in July 2006. (See also Subsequent Events).

Warrant Series	Exercise Price	Number of Warrants Outstanding

Series A	$1.50	4,790,000
Series A at 25	$.25	410,000
Series C	$.10	993,000

In July 2005, all Series B, D & E Stock Purchase Warrants expired.

New Series	Exercise Price	Valid Until
2,000,000	$0.10	6-9 2007
1,100,000	$0.065	4-20-2011
3,750,000	$0.04	8-11-2009

As of the date of this report, the Company has approximately 362 shareholders of record.

On April 20, 2001, the Company's registration statement was rendered effective by the SEC. The Company's common stock has been listed on the NASD OTC Bulletin Board with the symbol of NMEN. The following table sets forth the range of high and low sale prices for our common stock for each full quarterly period for the fiscal year ended June 30, 2006.

FISCAL YEAR ENDING June 30, 2006

Quarter	Low	High

First	.04	.11
Second	.07	.14
Third	.08	.21
Fourth	.07	.299

FISCAL YEAR ENDING June 30, 2005

Quarter	Low	High

First	.07	.46
Second	.05	.37
Third	.055	.26
Fourth	.04	.25

ITEM 5A. SELECTED FINANCIAL DATA

The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2006 and June 30, 2005 were Audited by Morgenstern, Svoboda & Baer.

	June 30, 2006	June 30, 2005

Loss from Operations	$(6,484,377)	$(2,075,091)

Total Current Assets	3,442,141	241,388

Total Assets	18,812,968	15,539,062

Total Current Liabilities	266,390	136,393

Total Stockholders’ Equity	18,564,578	15,402,669

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

We are a development stage company currently engaged in the development of our proprietary technology, VMD, a next generation, high capacity storage discs as described in the "Business" description. We have generated no revenues to date.

We have entered into agreements with V-Tech, LaDIS and Silicon Valley Plc. Silicon Valley plc is using one of its subsidiaries, OneSoft Retail & Business Solutions Ltd to carry out work on its behalf. For the research and development of the prototypes and Commercializing the Products. V-Tech consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multi-layer technology. The overall management of our Company is carried out from our headquarters in the UK. Silicon Valley Plc and V Tech are related parties. See Related Party Transactions # 3 and 6.

The agreement with LADIS was signed in August 2005 but has since been terminated in December 2005.

Development History

In January 2004, at the time our company acquired the R & D intellectual properties and know how from MultiDisc Ltd. and TriGM International S.A. the VMD technology was in the pre- prototype stage, had no planned operational activities, and could not yet identify customers for an end product that it has not yet proven it can produce since it existed only as a computer model.

As of September 30, 2004 we have completed the initial first-generation product prototype of prerecorded 120 mm Red Laser 20GB VMD (Multilayer Video Disc), providing 180 minutes of High-Definition (1080i) Video Content in full MPEG-2 format. During the second quarter of 2005 we achieved six layers yielding 30GB of storage capacity with bit rates up 60 Mbs maximal, capable of playing High Definition content for both HDTV and Digital Cinema on a single VMD Player. To date we have been able to create an eight layer disc yielding 48GB of storage capacity. A normal HD film requires 18-22 GB of space; a longer Bollywood film would require in the region of 36-40 GB. Therefore the HD VMD could provide a solution for this.

In April 2006, we concluded an agreement with Plasmon OMS, a global glass mastering house and a leader in the development of new formats of DVD discs, to produce a VMD glass mother set. Plasmon will also provide technical support for NME’s product development in the future. (See Incorporation by reference Exhibit 2). The 8K report of the agreement should be disclosed as Exhibit incorporated by reference.

The company plans to begin to gear up for production of VMD discs in the first quarter 2007. To this end, NME has signed an agreement in May 2006 with VDL-ODMS BV, an optical replication plant design and manufacturing company to design and build NME’s production lines for multilayer discs as well as the usual DVD. (See Incorporation by reference Exhibit 2) Referring to the 8K report State Agreement with VDL-OMS state Exhibit incorporated by reference. We believe in the future, similar machines could also manufacture multilayer discs for blue laser applications. These machines will combine the DVD processes and production modules of ODMS with new processes and modules stemming from novel technology developed by NME. The design will remain the sole ownership of NME. VDL-ODMS will promote and sell the VMD’s proprietary lines to other parties globally on a licensing basis. In order to do so, the company will need to raise additional capital to finance the manufacturing facility and engineering teams.

Work started in earnest with them in May and our team of Engineers our currently in Eindhoven with VDL-ODMS. The work is progressing extremely well. In a joint development program, a 3D model of the VMD replication line has been engineered. VDL-ODMS have also validated the technical potential of the 2P process developed by NME scientists. We expect the VMD disc to reach commercial test in the next couple of months and the lines to be in commercial use in the 4th quarter of 2006.

In June 2006, NME Inc signed a proposal with Doug Carson and Associates (DCA) to enable NME to manufacture VMD format optical discs. This is expected to be completed by December 2006.

We also anticipate finalizing a joint-venture (J/V) agreement with Beijing E-World (BEW) after withdrawing from a planned acquisition of BEW and associated operations as it was realized that the objectives of both companies would be better served by a J/V rather than an acquisition. (See Reference by Incorporation Exhibit No 3). The withdrawal from this acquisition will not have any bearing or impact on other technical or business activities with other partners in China In the meantime R & D is still on-going on the combination of technologies from both companies.

The J/V would allow for a commercial partnership between NEM and BEW to exploit NME's VMD technology under which the objective is for E-World to adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

Plan of Operations for the Next 12 months

The company has sufficient funds to support its operations for the next three months after which we intend to raise additional funds through accredited investors for general operations of the company. We also plan to raise funds through a Private Investment in Public Equity (PIPE) offering in the last quarter of 2006.

The company plans to continue with the research and development to enhance and master the application of its VMD disc and player to diversify the product range for different market segments around the globe. The company intends to develop its own file format in order to be self-reliant. The company also plans to develop in-house authoring tools to complement the conversion of media contents to our VMD disc.

We have entered into an agreement with VDL-ODMS for design and development of VMD disc manufacturing line which should be completed in the last quarter of 2006. We intend to order purchase of the first line from the same vendor and plan to commence production by the first quarter of 2007.

The company plans to hire key personnel for further development of business as it grows. However we do not expect significant changes in the number of employees.

The company's management plans to pursue an active policy towards growth and the creation of revenue through means of sale of products using strategic alliances, joint ventures and acquisitions within the realm of content providers, manufactures, replicators and drive manufacturing OEMs.

Over the next 12 months the company plans several commercial launch strategies for its products and services.

One of these is the 2p process including other proprietary modules developed with ODMS will be installed and licensed in future disc manufacturing lines.

The first VMD disc manufacturing line prototype should be finished and be “in production” over the next three to four months. This line is designed and co-developed by ODMS and NME and will allow for the manufacturing of four different types of discs…a dual-layer red laser (DVD-9), a multilayer red laser (VMD), a dual-layer blue laser (HD-DVD) and a multi-layer blue laser.

In our electronics division, we have taken a new stance on what type of player is to be released first. Instead of initially launching with our original disc player which was to be future-proof for VMD discs, the management has decided to release a deeply discounted player which will be the first of its kind, a first player to play high definition titles with the HD VMD file format.

The above player is based on an LSI chipset and has already been developed with the collaboration of our joint venture partner E-World in Beijing and NME China Ltd., our subsidiary in Shenzhen. We anticipate this initial player will be launched in the next 2 months in certain key launch territories (ie. China, India, Russia) and will continue into Latin America and Eastern Europe.

Notwithstanding our relationships with key industry and commercial partners continuing with the development of our second and third generation players due to be out over the next three to four months, which we expect to launch at the CES 2007 show beginning of January.

In the next quarter, NME plans to render a decision regarding global assembly and logistics for the medium- and long-term. We are currently deciding between two of the world’s largest EMS (Electronics Manufacturing Service) firms that have a global presence and who assemble for many large international companies. Along with this task, NME anticipates that it will be adopting a global CRM and business software package to suit the operations of our EMS, OEM and ODM partners and keep track of production, logistics and sales.

Some of our most important contracts regarding content distribution and are in signing phase. In many countries we are preparing to launch, we have the likes of VCL in Germany and Europa Corp. in France. In this new fiscal year, we anticipate we will be heavily concentrated on closing content distribution deals and growing the existing library of titles available on VMD.

This library of titles will be available inside a newly designed VMD disc box, which we plan to launch in the upcoming month. The new disc packaging design will allow the consumer to differentiate a VMD title from any other DVD or other disc title.

Because we are a global company and our technologies must be launched globally, over the next year, we plan to develop e our representational offices to handle their local markets with more independence. These new representational offices include our Paris, France; Munich, Germany; Uppsala, Sweden (Nordic); Los Angeles, USA and Sydney, Australia locations. London will however remain the global headquarters with a key decision-making structure.

Key trade fairs we intend to visit over the next 12 months are: For our content division…MIPCOM, American Film Market, Berlinale, Cannes Film Market, Shanghai Film Market, MIPTV. For our electronics division…Hong Kong Electronics Show, CES, CeBIT, IFA. For our optics division…MediaTech.

Appointments to the Board

We also intend to appoint additional directors as well as independent directors to the board in the coming months to complement the current board.

Beijing E-World

We also anticipate finalizing a joint-venture (J/V) agreement with Beijing E-World (BEW) after withdrawing from a planned acquisition of BEW and associated operations. The withdrawal from this acquisition will not have any bearing or impact on other technical or business activities with other partners in China.

The JV would allow for a commercial partnership between NEM and BEW to exploit NME's VMD technology under which the objective is for E-World to adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

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

Short Term

In August 2006, as short term finance, NME Inc negotiated $1.1 million Short Term Debenture Loan Note for 180 days through one of its subsidiaries, New Medium Enterprises UK Ltd from Tribal S.A.R.L, a company registered in Luxembourg. The funds will be used for general working capital purposes.

The Short Term Note will be redeemed at maturity or at any time from funds raised before the maturity date. NME Inc Common Shares have been used as collateral of the debenture loan note where the loan can be converted into shares in case of default.

Medium Term

For the medium term, NME plans to raise funds through a Private Investment in Public Equity (PIPE) offering for up to 10% of the company of the expanded share capital after joint-venture with the Chinese and the issuance of shares to Directors, Management, Consultants and strategic partners. There is no assurance that we will be successful at raising funds through a PIPE offering.

Provided the PIPE offering is successful, we anticipate the focus will change to much larger and wider scale operations in support of its partners and licensees, establishing VMD as the key content delivery and data storage platform in target markets: building partners and channels for scalability through licensing Securing relationships with other OEMs, (for future HD markets) providing support and marketing operations with partners in target markets and regions Licensing VMD to a major blank disc replicator for the PC market to have VMD firmware upgrade technology installed as standard in all new DVD players being produced for key markets.

Long Term

As market penetration increases in each region, the Company's priorities will emphasize bringing in key people to support an international development, licensing and brand marketing business, and with an underlying strategy for acquisition from this forward.

Liquidity and Capital Resources

On June 30, 2006, we had available in cash the sum of $665,597. See also additional financing we secured in Note 8, Commitments and Contingencies.

For the period ended June 30, 2006, net cash flows used in operating activities was $ 5,635,366 compared to $1,523,212 for the fiscal year ended June 30, 2005.

For the period ending June 30, 2006, net cash flows used in investing activities was $130,810 compared to the fiscal year ended June 30, 2005, whereby net cash flows used in investing activities was $318,189.

For the period ending June 30, 2006 net cash flow from financing activities was $6,235,244 compared to the fiscal year ended June 30, 2005, whereby net cash flow from financing activities was $1,934,000.

For the period ending June 30, 2006 the net operating loss was $6,440,287 compared to the fiscal year ending June 30, 2005 where the net operating loss was $2,073,734. The increase in the net loss from operations resulted from the company's expanded operations as it gears up for the rollout of its products.

For the period ending June 30, 2006 Research & Development expenditures was $544,663 compared to fiscal year ended June 30, 2005 which Research & Development expenditure was $971,290.

For the period ending June 30, 2006 net assets was $18,564,578 compared to the fiscal year ended June 30, 2005, whereby net assets was $15,402,669.

For the period ending June 30, 2006 General & Administration expenses was $5,490,338 compared to the fiscal year ended June 30, 2005 whereby General & Administration expense was $933,267.
The increase in General Administration expense resulted from the company's expanded operations as it gears up for the rollout of its products.

During the Fiscal year ending June 30, 2006, the company raised funds through warrant exercise and private equity transactions from various investors:

1.	During the year we generated $103,700 from warrant exercise proceeds.
2.	From September 2005 to year end, the Company issued 33,349,986 Common Shares to various accredited investors in exchange for $4,181,431. See Note 9, Stockholders Equity.

Other Sources of Funds

In December 2005, for the proposed acquisition of BEW, NME Inc arranged through New Medium Enterprises UK Ltd, its wholly owned subsidiary, a letter of credit with Tribal SARL to finance the purchase of chip sets. The amount of $309,000 drawn down on the letter of credit is shown as an amount recoverable (including interest and other ancillary cost) of $560,972 from BEW. This amount of $560,972 has been put forward as a deposit to BEW for our chip sets ordered.

We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors. As of June 30, 2006 no agreements have been undertaken to obtain any funding. The three new warrants currently issued are exercisable at price ranges from $0.04 per share to $0.10 per share.

The Company has outstanding the following Stock Purchase Warrants as of June 30, 2006. These warrants expire in July 2006. (See also Subsequent Events).

Warrant Series	Exercise Price	Number of Warrants Outstanding

Series A	$1.50	4,790,000
Series A at 25	$.25	410,000
Series C	$.10	993,000

In July 2005, all Series B, D & E Stock Purchase Warrants expired.

Newly Issued Warrants:

New Series	Exercise Price	Valid Until
2,000,000	$0.10	6-9 2007
$1,100,000 Value	$0.065	4-20-2011
3,750,000	$0.04	8-11-2009

At the end of August 2006, the company obtained a short term loan of $1.1 million for 180 days (See Note 8: Commitments and Contingencies). No new agreements have been entered into. There is no assurance that the company will enter into an agreement for funding, or that funding will be available at an acceptable cost of funds. In the event the company is unable to raise the necessary funds, it will be forced to significantly curb its activities in order to preserve its capital.

Off Balance Sheet Transactions

The Company had obtained a short term loan of $1.1 million for 180 days through its subsidiary New Medium Enterprises UK Ltd. In return, New Medium Enterprises, Inc has guaranteed repayment of this loan, including interest, and its shares have been used as collateral.

ITEM 7. FINANCIAL STATEMENTS

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Board of Directors and Stockholders of
New Medium Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of New Medium Enterprises, Inc. (“Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, comprehensive losses, consolidated statement of stockholders' equity, and cash flows for the years ending June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc. as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years ending June 30, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
October 11, 2006

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
For the years ending June 30, 2006 - June 30, 2005

	June 30, 2006	June 30, 2005

Assets

Current assets:
Cash and cash equivalents	$665,597	$196,529
Investment	--	0
Prepaid expenses	414,823	0
Rental Deposits	26,911
Supplier Deposits	560,972
Other Receivables	65,968
Escrow Deposits	1,650,000	44,859
Value Added Tax recoverable	57,870
Total current assets	3,442,141	241,388

Property and equipment	288,512	179,140
Less: accumulated depreciation	(101,545)	(65,326)
	186,967	113,814

Intellectual property	15,183,860	15,183,860

Total assets	$18,812,968	$15,539,062

Liabilities and stockholders' equity

Current liabilities:
Accrued expenses and amount payable	$266,390	$136,393
Total current liabilities	266,390	136,393

Commitments and contingencies

Stockholders' equity
Preferred stock $.0001 par value, authorized 200,000,000 shares; none issued
Common stock, $.0001 par value, authorized 500,000,000 shares, issued and outstanding 205,477,579 & 119,571,344 shares	20,448	11,957
Additional paid in capital	28,424,747	18,827,404
Accumulated other comprehensive (loss)	(37,418)	(15,980)
Deficit accumulated during the development stage	(9,861,199)	(3,420,712)
Total stockholders’ equity	18,564,578	15,402,669

Total liabilities & stockholders' equity	$18,812,968	$15,539,062

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended June 30, 2006	For the year ended June 30, 2005	From inception (August 2, 1999) through June 30, 2006

Revenues

Operating Expenses:
General and Administrative	$5,490,338	$933,267	$7,048,018
Research and Development Costs	544,663	971,290	2,078,530
Officer's Compensation	397,323	136,816	777,369
Loss on Foreign currency	15,834	0	15,834
Depreciation	36,219	33,718	118,995
Total Operating Expenses	$6,484,377	$2,075,091	$10,038,746

Income (Loss) From Operations	(6,484,377)	(2,075,091)	(10,038,746)

Other Income	30,990		30,990
Investment Income	2	1,557	148,913
Value Added Tax Recovered	12,897		12,897
Loss Before Income Taxes	(6,440,488)	(2,073,534)	(9,845,946)
Income Tax	200	200	400

Net Loss	$(6,440,688)	$(2,073,734)	$(9,846,346)

Loss Per Common Share - Basic and Diluted	(0.03)	(0.02)	N/A

Weighted Average Number of Shares Outstanding	162,524,729	84,543,598	N/A

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS

	As at June 30, 2006	As at June 30, 2005	From inception (2-8-99) to 30-6-06

Cash flows from operating activities
Net loss	$(6,440,487)	$(2,073,734)	$(9,860,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,219	33,718	118,995
Issuance of shares for acquisition of Intellectual property	0	0	14,521,155
Write off of web site development costs		0	314,302
Stock issued for services rendered	3,370,590	452,961	4,086,351
Stock issued held in Escrow for merger	(1,650,000)		(1,650,000)
Loss of sale on securities		(5,044	(5,044)
Changes in assets and liabilities:
Change in current assets	(2,704,774)	14,192	(2,747,133)
Change in security deposits	(26,911)	0	(26,911)
Change in current liabilities	129,997	83,079	263,690
Net cash used in operating activities	$(5,635,366)	$(1,523,212)	$6,664,406

Cash flows from investing activities
Proceeds from the sale of securities		13,584	13,584
Purchase of fixed assets (including investments)	(109,372)		(109,372)
Effects of Exchange gain on Cash	(21,438)	(4,322)	(25,760)
Purchase (write off) of fixed assets	0	(21,100)	(196,590)
Web site development costs/software asset	0	--	(261,402)
Investment in intellectual property	0	306,351	(15,183,860)
Investment purchased - net	0	--	(20,198)
Net cash provided by investing activities	$(130,810)	$(318,189)	$(15,783,598)

Cash flows from financing activities
Proceeds from sale of A, B, and C units	103,700	0	1,819,950
Offering costs - private placements	(69,625)		(69,625)
Deferred offering costs - registration statement	(40,000)		(40,000)
Treasury Stock	(3,750)		(3,750)
Proceeds from sale of shares and warrants to various officers, founders, and investors	0	1,934,000	1,946,670
Issuance of shares for warrants exercised	0		0
Issuance of shares for services rendered	0		0
Proceeds from sale of shares	6,131,544		6,131,544
Net cash provided by financing activities	$6,235,244	$1,934,000	$9,784,789

Net increase (decrease) in cash and cash equivalents	469,068	92,599	665,597

Cash and cash equivalents, July 1	196,529	103,930	0

Cash and cash equivalents, June 30	665,597	196,529	665,597

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period July 1, 2004 - June 30, 2006

	Per Share Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Totals

Balances, July 1, 2004		92,147,220	9,215	16,443,185	1,346,978	11,658	15,093,764

Warrants exercised July and August 2004	$0.25	250,000	25	62,475			62,500
Issuance of shares for services rendered, August 2004	$0.30	100,000	10	29,990			30,000
Issuance of shares for services to be rendered, August 2004	$0.40	875,000	88	349,912			350,000
Sale of common stock to investor August 2004	$0.20	5,000,000	500	999,500			1,000,000
Issuance of shares for services rendered, September 2004	$0.17	6,315	0	1,074			1,074
Warrants exercised October, November, and December 2004	$0.25	390,000	39	97,461			97,500
Issuance of shares for services rendered, November December 2004	$0.24	18,750	2	4,498			4,500
Issuance of shares for services rendered, January 2004 until May 2005	0.045	1,500,000	150	67,350			67,500
Sale of common stock to investor May 2005	0.02	10,000,000	1,000	199,000			200,000
Conversion Of Outstanding Debt June 2005	0.05	3,480,000	348	173,652			174,000
Sale of common stock to investor May 2005
Stocks issued August 2005	0.0689	5,804,594	580	399,420			400,000

Net loss for year ended June 30, 2005					-2,073,734		-2,073,734

Comprehensive loss						-4,322	-4,322

Balances June 30, 2005		119,571,879	11,957	18,827,517	-3,420,712	-15,980	15,402,782

Issuance of shares for services August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services August 18, 2005	0.1	5,599,122	560	559,352			559,912
Issuance of shares for Pre-Acquistion Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor October 13, 2005	0.1	3,000,000	300	299,700			300,000
Sale of common stock to investor November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor December 28, 2005	0.1	1,500,000	150	149,850			150,000

Sale of common stock to investor January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised March 22, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised 6-Apr-06	0.10	300,000	30	29,970			30,000
Sale of common shares to investor 7-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor 12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services 13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor 13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor 13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor 13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised 17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor 18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor 18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor 20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor 20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor 20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor 20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor 21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor 24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor 25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor 25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor 25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor 25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 1-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor 3-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default) 12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor 19-May-06	0.15	266,666	27	39,973			40,000
Sale of common shares to investor 19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised 24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services 6/1/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services 6/1/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary 23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services 23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services 23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor 23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services 23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services 23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services 23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor 23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services 23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow 29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(22,964)	(22,964)

Net Loss for the year to 30 June 2006					(6,811,650)		(6,811,650)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(10,232,362)	(38,944)	18,173,889

The accompanying notes are an integral part of these financial statements.

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

Subsidiaries

A)	New Medium Enterprises UK Ltd (formed previously as Prime Discs UK Ltd), incorporated on February 18, 2004, under the laws of England and Wales,
B)	New Medium Management Ltd (formed previously as Wilton Business Solutions Ltd), incorporated on February 18, 2004, under the laws of England and Wales,
C)	New Medium Enterprises Asia Pacific, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China.
D)	New Medium Enterprises China Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China.

New Medium Enterprises, Inc owns 100% of A), B) and C). New Medium Enterprises, Asia Pacific owns 51% of NME, China, the other 49% is owned by other parties.

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

No allocation of minority interests in subsidiary, which incurred a material loss, are recorded.

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

The components of finite-lived intangible assets are as follows:

June 30, 2006	June 30, 2005
$15,183,860	$15,183,860

Components of finite-lived intangible assets acquired during fiscal years ended

June 30, 2006	June 30, 2005
$None	$306,351

The estimated future amortization expense related to intangible asset as of June 30, 2006 is as follows:

2007	2,277,579
2008	3,036,772
2009	3,036,772
2010	3,036,772
2011	3,036,772

During the fiscal year ending June 30, 2004 there were "no impairments of the intangible assets since the company did not yet achieve a working prototype. As of June 30, 2006 the company, using outside consultants, performed extensive market analysis and research to determine that this property had the ability to generate revenues substantial enough to re-coup the cost of this property. This research indicated that the product had a finite once introduce into the market. The estimates for future amortization of this property were based upon this analysis. This research and analysis also was used as a basis for not recording any impairment as of June 30, 2006.

Revenue Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2006 and 2005 there were no significant revenues.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised in December 2003. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The provisions of this statement are not applicable to the Company and therefore have not been adopted.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively, the provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurements in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instrument entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, and “Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for all fiscal years beginning after June 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets," an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued Statement SFAS No. 154 “Accounting Changes and Error Corrections” (SFAS 154) which supercedes APB Opinion No. 20, Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of determining the impact of SFAS 154 on its consolidated results of operations and financial condition.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2006 the Company had a Federal and State tax net operating loss of approximately $4,060,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 6 - INVESTMENTS

The Company had purchased shares of publicly traded companies on the open market. These investments were sold during the year and at the balance sheet date did not hold any. Unrealized gains and losses on investments are shown a separate component of stockholders equity.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company rents office space from a third party on a month-to-month basis, amounting to $11,200 per month. We have also hired office machinery costing about $500 per month.

In May 2006, the company entered into a contract of sale with VDL ODMS and is committed to payments of Euro 1.75 million for equipment purchases and a further Euros 479,235 for the phase 2-4 of the development and engineering projects.

In May 2006, the company signed a Share Purchase and Investment Agreement with MPEG Technology Company Ltd, for 51% of MPEG on the following terms:

a)	Pay 15 million fully paid up 1 year restricted shares at time of contract
b)	Pay a sum of US $1.25 million in cash in installments

On June 17, 2006, The company signed an agreement with Doug Carson, Inc. to manufacture VMD format optical discs for a contractual price of $500,000.In July 2006, the company approved the security agreement with DCA, Inc, and signed a promissory note for $150,000 secured by 3,000,000 shares in NME, Inc. Between July to September, a total of $250,000 was paid, leaving, $100,000 due in October and a final payment of $150,000 end December 2006. The 3,000,000 will be payable in the event of default on the final December payment of $150,000

In August 8 2006, after re-negotiations with Beijing E-World, the Company has formulated a joint venture agreement whereby when signed, the company shall issue in total 71.5 million shares in the following manner:

a)	20 million fully paid up shares Restricted under Rule 144 at 10 cents per share on the establishment of the Joint Venture, with a lock-up period of 12 months and a selling limit of 5% per month

b)	Warrants of up to 10 million shares to be exercised over a 3 year period i.e.
3.3 million @ 20 cents per share - 1st year
3.3 million @ 25 cents per share - 2nd year
3.4 million @ 30 cents per share - 3rd year

c)
51.5 million fully paid up shares for the joint venture to be issued to the Management Team of the Joint Venture, as per list on Schedule 6 of the joint venture agreement. These shares are restricted under Rule 144,with a lock-up period of 12 months and a selling limit of 5% per month per person

In August 2006, the company secured a short term loan of $ 1.1 million for 180 days through its subsidiary, New Medium Enterprises UK Ltd. A debenture was granted by the subsidiary to Tribal SARL, and share in the parent Company was offered as collateral for the loan.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.

Related Party Transactions

The Company now rents office space from an external landlord on a month-to-month basis. Rent for the year to June 30, 2006 was $84,900. Much work was required to fit offices on the premises costing around $7,910. During the ordinary course of business the Company has obtained short-term working capital loans from May Limited a related parties. There are no balances due to May Ltd as of June 30, 2006, but the company has taken a short term loan from another investor in September 2006 for $1.1million. See 8 above - contingencies and commitments. The company also paid May Ltd $39,304 for telephone, travel and reimbursement of certain expenses made on behalf of the company

The company paid for R&D to the following - $175,241 to V Tech, for the scientists, $72,217 to Turtle Technologies (India) Pvt Ltd and $50,398 its associated company, for contracted staff - $35,846 to Silicon Valley Plc.

The company engaged the services of Andrew Danenza, the son of Ann Kallgren, to provide consulting and other services for the Company. He has received $150,518 in fees, 2 million NME, Inc Common Stock valued at $220,000, and will receive and ongoing monthly fee of $6666.66

NOTE 8 -STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 500,000,000 shares of common stock (par value of $.0001) and 200,000,000 shares of non-voting preferred stock (par value $.001).

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

During the period to 30 June 2006, 56,261,498 shares of common stock were issued in return for investments received from various accredited investors, warrants exercised, shares held in escrow and officers for services rendered (for analysis, see notes under Liquidity and resources). The total number of shares issued as at 30 June 2006, is 205,477,579 with a valuation of $18,564,778.

On June 1, 2006, the company approved a share buy back program to purchase 5,000,000 shares of the company’s public common stock. The timing and exact number of shares purchased will be determined at the Company’s discretion and will depend on market conditions. All repurchases will be on the open market and are expected to be funded from existing and future cash. As at June 30, 2006, the company had purchased 4,500 shares at 9 cents, and in July 2005, 3,500 share at 10.7 cents

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.

NOTE 9 - SUBSEQUENT EVENTS

On July 17 2006 the Company has issued 1,383,333 common shares for services rendered. Shares were valued at $124,500

On September 5, the company has issued 125,000 common shares for services rendered. Shares were valued at $28,750

On September 13, the company has issued 17,000 common shares for services rendered. Shares were valued at $5,610

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

NOTE 10 - SUBSEQUENT EVENTS OTHER

Subsequent Events Other:

1.	August 8, 2006. After pulling out of the merger with Beijing E-World, NME, Inc was able to renegotiate a Joint Venture instead.
2.
August 31, 2006. The Company obtained a short term loan for 180 days from Tribal Sart for $1.1 million, through its subsidiary New Medium Enterprises UK Ltd, in return for a debenture placed and shares of NME, Inc used as collateral.

3.	August 31, 2006. Philip David, resigned as Director.
4.
We deemed the time recently necessary to start hiring very well known and respected people as Advisors to the Board and in-house employees. This wave started with bringing Jim Cardwell, ex-President of Warner Home Video on board. At the same time, NME has lately hired the services of Zeno, a subsidiary of Edelman, the only independent global PR firm to handle the PR worldwide regarding our commercialization and launch strategies. Over the next 12 months, Zeno will guide NME along the right tracks to truly bring out the best of our fascinating and industry-enhancing technologies.

Off-Balance Sheet Transactions:

The Company had obtained a short term loan of $1.1 million for 180 days through its subsidiary New Medium Enterprises UK Ltd. In return, New Medium Enterprises, Inc has guaranteed repayment of this loan, including interest, and its shares have been used as collateral.

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

•	Integrated system for the purchase of fixed assets, goods and services as per the attached flow chart
•	Defined more closely the segregation of duties among the staff
•	Improved control over cost of business travel by centralising bookings of flights, trains, hotels, etc. by one member of staff subject to approval by the CEO
•	Standard expense form for staff to claim for expenses which are categorized and supported by receipts subject to approval by the CEO
•	Increase in monitoring and training of staff
•	Production of monthly management accounts and reports
•	Formalized the organization of the company as per the attached chart
•
Installation of an approved accounting package which improved the system to ensure that all information required to be disclosed in the Exchange Act reports are accumulated and communicated to management in the manner that permits adequate time for the principal executive and financial officers to consider such information and allow timely decisions of such information required by disclosures

Payments are also made in accordance with signed agreements for contractual obligations and services rendered. The internal controls were put in place from the 3rd and 4th quarters of 2005 following the company’s relocation to the UK.

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

ITEM 8B. OTHER

The Company had obtained a short term loan of $1.1 million for 180 days through its subsidiary New Medium Enterprises UK Ltd. In return, New Medium Enterprises, Inc has guaranteed repayment of this loan, including interest, and its shares have been used as collateral.

The Company also signed a Memorandum of Understanding with Sistech Corporation Ltd (Sistech) in China for the purpose of promoting the business interest of NME through New Medium Enterprises China Ltd in which NME Asia Pacific owns 51% and Sistech owns 49%.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Rupert Stow	83	Director
Mahesh Jaranayaran	54	CEO, Director
Dr. Eugene Levich	58	CTO, Director
Alexander B. Hagerty	24	VP Business Development
Irene Kuan	50	CFO, Director
Barry Williamson	62	Director

During the fiscal year ending June 30, 2006, the following changes were made to the management team: Rahul Diddi resigned in January 2006, and Irene Kuan was confirmed as the CFO in April 2006. February 1, Philip David was appointed to the Board and resigned on August 31, 2006.

INFORMATION CONCERNING OFFICERS & DIRECTORS

APPOINTMENT OF RUPERT STOW AS CHAIRMAN, AND DIRECTOR

On June 14, 2005 the board of Directors appointed Mr. Rupert Stow as Chairman, (stepped down on January 24, 2006) and Director of New Medium Enterprises, Inc. For the past five years, Mr. Rupert Stow has been a consultant in the fields of digital television and HDTV, specializing in production systems analysis, market penetration and ROI. In his 30-year career at CBS, he planned and monitored the introduction of Electronic Newsgathering, the Electronic Still Store, and a multi-cassette cartridge playback machine for news and commercials. For 20 years, he has been involved in HDTV program production, its economics, and the development of a single world standard for HDTV program production and international exchange. As Chair of the FCC's Advisory Committee on Advanced Television Services, Planning Subcommittee, Working Party on Economic Factors and Market Penetration, this work led directly to the completion of a North American Standard for the terrestrial transmission of programs in HDTV and other digital formats. During the space race, Stow developed an image dissector for the Lunar Orbiter; During the Cold War, the Luxicon camera tube for the USAF, and, during the World War, a bolometric camera tube for night time tank battles.

APPOINTMENT OF MAHESH JAYANARAYAN, AS CEO AND DIRECTOR

On June 14, 2005, the Board of Directors appointed Mr. Mahesh Jayanarayan, as President and CEO of New Medium Enterprises, Inc. Mr. Jayanarayan, has served as a self employed Business and Technology consultant for the past ten years. During this time he has consulted and acted as an executive advisor to the board of a number of Private and Public companies. Within this scope, he has been involved in business creation and development, and strategic corporate management, tailored to a number of different markets. He has a keen understanding on how to effectively control the core business processes of a company while increasing their market share and profitability at an accelerated rate. His specializations are in Corporate Finance, Marketing, Planning and Corporate Rescue: due to his long experience of working with and within large investment banks and as a Business Consultant to many companies. His career has shown consistent proof in advising technology companies to understand, identify, and evaluate emerging technologies; allowing for clear judgment, essential timing and vital maturity in delivering a finished product to market. Prior to Mr. Jayanarayan's appointment at CEO, he was a consultant to the company Since August 2004.

JULY 1, 2005 APPOINTMENT OF PROFESSOR EUGENE LEVICH, AS CHIEF TECHNOLOGY OFFICER (CTO)

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

JULY 1, 2005 APPOINTMENT OF ALEXANDER BOLKER-HAGERTY AS CHIEF OPERATIONS OFFICER

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

On June 5th, 2006, Mr. Alexander Bolker-Hagerty was promoted from Chief Operating Officer to Executive Vice President, Business Development. Due to the business growth and the change in the company from a research and development company to a commercial one, he wanted to cover a more specific and defined role. Mr. Bolker-Hagerty continues by developing and managing internationally the business relations and partnerships, both commercial & technological, vertical & horizontal. Mr. Bolker-Hagerty remained an Officer of NME Inc.

IRENE KUAN, DIRECTOR: On June 14, 2005 Irene Kuan voluntarily resigned from her position as interim Chairman and interim CEO but retained her role as Treasurer. She was appointed interim CFO on the resignation of Rahul Diddi and later in April 2006, confirmed as CFO Irene is a qualified accountant and as more than 20 years experience in the accounting profession in the United Kingdom. She has vast experience in audits of large public limited companies and has worked in the Insurance, Investments, Property and Retail Management industries. From November 2003 to the Present she has been employed by Visson Technologies U.K as Finance Director. From May 2003, until November 2003 she was on a Sabbatical. From August 2, 2002 to May 2003, she was employed as an accountant and financial consultant to Euromaz Group. From April 2002 to until August 2002, she was self employed in Real Estate renovation. From December 2001 to April 2002 Irene was employed by Hardy Underwriting Group where she served in a finance operations capacity. From April 1991- November 2001 she was employed by Arig Insurance Company Limited in an Accounting & operations capacity. She has worked at management level in the United Kingdom for the last 8 years and is now at Board holding several finance directorships of UK companies, including a public company. Irene will manage the company's finances and will contribute towards the company's future expansion plans. Irene currently hold finance directorship in the following companies: Silicon Valley Plc (resigned August 1, 2006), Visson Displays Limited, HD Clearview Limited, Siptelcom Limited Wilton Business Solutions Limited (renamed New Medium Management Ltd), & Wilton Claims Ltd (renamed V-Tech UK Ltd).

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

ITEM 9A. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

There have been incidences of late filings of Form 3, 4 and 5 for the officers and directors in the schedule below.

Name of Filer	Incidence of Late Filing Form 3	Incidence of Late Filing Form 4	Incidence of Late Filing Form 5
Mahesh Jayanarayan	1	8	1
Eugene Levich	1	6	1
Irene Kuan	1	1	1
Rupert Stow	1		1
Alexander Bolker Hagerty	1		1
Rahul Diddi	1	4
Andrew Danenza	1	1	1

May Ltd. is an affiliate of the company who files their ownership reports on 13d form. On April 7, 2005 May Ltd. purchased shares of the company common stock, and reported it on May 20, 2005 in a 13d filing. The late filing resulted from the signatory being unavailable as a result of traveling. The sale of the shares to the affiliate was reported in an 8K filing on April 8, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following represents that annual compensation to be paid to Executive Officers & Directors:

Compensation Table

Name	Title	Annual Compensation	Date of Appointment

Rupert Stow	Director	$12,000	6-14-2005

Mahesh Jaranayaran	CEO, Director	$131,701	6-14-2005

Dr. Eugene Levich	CTO, Director	$146,496	6-30-2005

Alexander B. Hagerty	VP Business Development	$66,815	6-30-2005

Irene Kuan	CFO, Director	$47,079	8-4-2004

Barry Williamson	Director	$2,500	9-13-2004

See Also Subsequent Events related to Shares Issuances to Officers & Directors:

Rahul Diddi, our former CFO, who resigned January 24, 2006, was paid an aggregate of approximately $8,333 for the fiscal period ending June 30, 2006.

See Also Executive Compensation History.

During the fiscal year ending June 30, 2006, the Company did not issue any Stock Options.

Executive Compensation History
Apart from the monetary compensations above, the following executives were also awarded shares as follows:

	From:	To:	FMV	Price	Shares

Mr. Mahesh Jayanarayan	8-05	6-06	$100,000	$0.10	1,000,000
	9-05	6-06	110,000	0.11	1,000,000
	12-05	6-06	180,000	0.09	2,000,000
Mr. Eugene Levich	9-05	6-06	220,000	0.11	2,000,000
	1-06	6-06	220,000	0.11	2,000,000
	6-06	6-06	73,370	0.11	667,000
Ms. Irene SP Kuan	9-05	6-06	27,500	0.11	250,000
	6-06	6-06	73,370	0.11	667,000
Mr. Rupert Stow	9-05	6-06	27,500	0.11	250,000
Mr. Rahul Diddi	9-05	6-06	27,500	0.11	250,000
Alexander Bolker-Hagerty	9-05	6-06	27,500	0.11	250,000

Stock Options

We did not grant stock options in 1999. Likewise we have not granted stock options in 2000, or in 2005 or 2006.

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

We did not grant any stock options for 2002, and 2003. The 2004 Stock Option Plan expired with no awards issued. We did not grant any stock options in 2005, or 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table describes, beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.

Identity of Stockholder	Percentage of Or Entity Shares Owned	Shares Owned (1)

Mahesh Jayanarayan	2,336,352.0113%
Dr. Eugene Levich	4,667,000.0227%
Irene Kuan	917,000.004%
Alexander Bolker-Hagerty	250,000.0012%
Rupert Stow	250,000.0012%
Southwark Properties	5,972,278	2.9%
Bite Investments (2)	12,500,000	6.1%
May Ltd.	33,004,249 (3) (4)	16.1%
TriGM International	11,722,999 (5)	5.7%

All Officers & Directors	8,420,352	4%

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

(2) Bite Investments is a Panamanian registered company owned by a Cyprus registered company.

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

May Ltd. is an affiliate of the Company which owns 33,004,249 common shares equal to Approximately 16.1% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of approximately 18.9% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company. See also Exhibit 3 to 10K Report for copy of Consulting Agreement for May Ltd.

May Ltd. also owns 79.2% of the outstanding stock each of Triband Global Limited and 85% of each OneSoft Technologies UK Limited, also known as Turtle Technologies PVT India, OneSoft Retails & Business Solutions Ltd and Turtle Electronics Ltd.

May Ltd. also Owns 100% of Visson Technology and 100% of VTech, a key R&D facility of the company. V-Tech was sold to Silicon Valley Plc in September 2005 for £25,000

May Ltd. also own 29% of Silicon Valley plc which is a public limited company with over 2600 shareholders. It is an I.T service provider and specializes in Business related software and Device management software. Global Media Cast is a wholly owned subsidiary of Silicon Valley Plc. Andrew Danenza was a Director of Global Media Cast; he resigned in June 2005.

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

2.	During the annual period ending June 30, 2006, the Company paid to May Ltd. the sum of $39,303.98 for telephone, travel and reimbursement of certain expenses made on behalf of the Company.

3.	During the annual period ending June 30, 2006 the company paid $175,240.71 to VTech, a primary R & D Facility which pays key scientists.

4.
In October 2005, the Company signed a month to month lease for office space located at 195 The Vale, Acton London W3, 7QS England with Pentagon Glass Tech Limited for approximately 6088 British Pounds which is equivalent to USD approximately $11,250 per month plus VAT During the Period ending June 30, 2006, NME reimbursed to Triband Global a total of $77,906 which related to payments made by Triband Global on behalf of NME and included payment for use of its office staff.

5.
During the year, the Company engaged the services of OneSoft Technologies UK, formerly Turtle Technologies PVT Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. During the annual period ending 6-30-2006, the company paid $72,217 to Turtle Technologies (India) Pvt Ltd and $50,398 to its associated company.

6.
During the fiscal year ending June 30, 2005, The Company entered into an IT Support Agreement with Silicon Valley PLC through Turtle Technologies (India) Pvt Ltd. The Company pays $2,500 monthly as per this agreement. Additionally, during the fiscal year ending 6-30-2006, the company paid $35,846 to Global Media Cast Ltd., (for the provision of staff for the procurement of media content for our DVDs), a wholly owned subsidiary of Silicon Valley PLC.

7.
During the fiscal year ending June 30, 2006, the Company engaged the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and has received an aggregate of $150,518 in consulting fees, and 2 million NME, Inc. Common Stock, valued at $220,000. He will receive an ongoing monthly fee of $6,666.66.

Mahesh Jayanarayan, CEO- Related Party Transactions:

10. Prior to being appointed as CEO, Mahesh Jayanarayan was a consultant to the company. In August the Company paid $75,000 consulting fee and 875,000 shares valued at $350,000 to Business Plans Ltd. Mahesh and family own 100% of Business Plans Ltd. Mahesh has received fees as a consultant prior to his appointment as CEO totaling 34,000 USD equivalent of approximately $60,000. B

Mahesh Jayanarayan owns 14% of Triband Global Ltd. Along with family members owns 10.8% of OneSoft Technologies UK Ltd and 15% of OneSoft Retail & Business Solutions Ltd. See related transaction May Ltd. #4 and #5. Mahesh Jayanarayan is a Director of Triband Global Ltd (resigned July 3), Siptalk Ltd, Global MediaCast Ltd Business Plans Ltd and New Medium Enterprises UK Ltd. Silicon Valley plc is a public limited company with over 2600 shareholders. It is an I.T service provider and specializes in Business related software and Device management software. Global Media Cast is a wholly owned subsidiary of Silicon Valley Plc. Mahesh Jayanarayan is a shareholder and along with family members owns 14% of Silicon Valley PLC. See related transaction May Ltd. # 6.

Irene Kuan -CFO - Related Parties:

Irene Kuan is a director of the following companies:

•	Silicon Valley, PLC (resigned August 1 2006), Triband Global Ltd (resigned July 3 2006, Triband Ltd (dormant), Wilton Claim Ltd (renamed V-Tech UK Ltd - dormant)
•	Wilton Business Solutions, Ltd (renamed New Medium Management). Visson Technologies, UK (dormant), Litecel Ltd. (dormant)
•	Global Media Cast Ltd. HD Clearview Ltd (dormant), and
•	OneSoft Retail & Business Solutions Ltd.

ITEM 13. PRINCIPAL ACCOUNTANT FEES & SERVICES

During the period ending June 30, 2006 we paid approximately $38,450 for accounting and auditing. We estimate the current audit will cost approximately $18,000.

ITEM 14. EXHIBITS INCORORATED BY REFERENCE

8K REPORTS INCORPORATED BY REFERENCE:

Date of Earliest Event	Date 8k Filed	Summary of 8K Incorporated by Reference
7/1/05	7/6/05	Appointment of Director & Officer, Professor Levich
9/12/05	9/20/05	Appointment of Rahul Diddi, Director
915/05	10/14/05	Sale of 7,500,000 & 5,000,000 Unregistered Shares
11/1/05	11/8/05	Amendment to Articles of Incorporation
10/24/05	11/9/05	Amended 8K reporting resignation of Auditor, N. Blumenfrucht
12/16/05	12/23/05	Entered into Definitive Agreement with E-World, Creation of A Direct Financial Obligation
12/6/05	12/23/05	Departure of Director, Rahul Diddi
12/14/05	12/29/05	Sale of 2,500,000 Unregistered Shares
1/24/06	2/3/06	Irene Kuan appointed CFO
2/1/06	2/3/06	Philips David appointed as Director
3/30/06	3/30/06	Extended agreement with E-World
3/28/06	4/05/06	Sale of 2,083,334 unregistered shares
4/7/06	4/7/06	Sale of 3,846,154 & 3,333,334 Unregistered shares
4/11/06	4/21/06	Entry into Definitive Agreement with MPEG
3/2/06	5/3/06	Sale of 500,000 Unregistered Shares
4/20/06	5/9/06	Sale of 7,178,593 Unregistered Shares
5/3/06	5/16/06	Entry into Definitive Agreement Plasmon Agreement Included
5/3/06	5/16/06	Entry into Definitive Agreement with VDL ODMS B.V. Agreement Included
6/1/06	6/5/06	Company Share By Back Program
6/23/06	6/27/06	NME Redeems Debenture

Exhibits Period Ending 6-30-2006

ITEM 15. EXHIBIT INDEX

99.1	Sistech Corporation Ltd.
31.1	Certification 906 Sarbanes Oxley, CEO
31.2	Certification 906 Sarbanes Oxley, CFO
32.1	Certification 302 Sarbanes Oxley, CEO
32.2	Certification 302 Sarbanes Oxley, CFO

PART IV

ITEM 16. SUBSEQUENT EVENTS

1.	On July 31, 2006.Warrant Series A and C expired. New Warrants F have been issued, totaling $1.2 million with an expiry date of 20 April 2011.
2.	On August 28, 2006 James Cardwell; the former President of Warner Home Video joined NME board as a media and content advisor.
3.	August 8, 2006. After pulling out of the merger with Beijing E-World, NME, Inc was able to renegotiate a Joint Venture instead. See Exhibit attached.
4.
August 31, 2006. The company obtained a short term loan for 180 days from Tribal Sart for $1.1 million, through its subsidiary New Medium Enterprises UK Ltd, in return for a debenture placed and shares of NME, Inc. used as collateral.

5.	August 31, 2006. Philip David resigned as Director.
6.
We deemed the time recently necessary to start hiring very well known and respected people as Advisors to the Board and in-house employees. This wave started with bringing Jim Cardwell, ex-President of Warner Home Video on board. At the same time, NME has lately hired the services of Zeno, a subsidiary of Edelman, the only independent global PR firm to handle the PR worldwide regarding our commercialization and launch strategies. Over the next 12 months, Zeno will guide NME along the right tracks to truly bring out the best of our fascinating and industry-enhancing technologies.

SUBSEQUENT EVENTS: EQUITY TRANSACTIONS:

1.	On September 5 2006 the Company issued to Sistech Corporation Limited 100,000 Common stock of New Medium Enterprises, Inc. Shares were valued at $23,000.

2.	On September 5, 2006 the Company issued 25,000 shares to Nicholas Lavrov, for services rendered. Shares were valued at $5,750.

3.	On September 13 2006 the Company issued 17,000 to Quoros Limited for services rendered. Shares were valued at $5610.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Medium Enterprises, Inc.
(Registrant)

By: /s/ Mahesh Jaranayaran
President
October 13, 2006

By: /s/ Mahesh Jaranayaran
Principal Executive Officer
October 13, 2006

By: /s/ Irene SP Kuan
Principal Accounting Officer
October 13, 2006

By: /s/ Irene SP Kuan
Principal Financial Officer
Date: October 13, 2006