Form 10QSB
period 2006-11-15
NEW MEDIUM ENTERPRISES INC
filed 2006-11-16
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended: September 30, 2006

Commission File Number: 333-51880

NEW MEDIUM ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	11-3502174
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Mahesh Jayanarayan, CEO
195 The Vale
London UK W3 7QS
(Registrant’s Address)

011 44 20 8746 2018
(Registrant's Telephone Number, including Area Code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☐ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 2, 13 OR 15(D) OF THE SECURITIES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

TITLE OF CLASS: COMMON STOCK $.0001 PAR VALUE

SHARES OUTSTANDING AS OF SEPTEMBER 30, 2006: 205,752,912

NEW MEDIUM ENTERPRISES, INC.
FORM 10QSB

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION

Morgenstern, Svoboda, & Baer Cpa's P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134 E-MAIL: MORGENCPA@CS.COM

The Board of Directors and Stockholders New Medium Enterprises, Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of September 30, 2006 and the consolidated statements of operations for the three-months ended September 30, 2006 and consolidated statements of cash flows and shareholders equity for the three-months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated October 11, 2006 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants

New York, NY
November 15, 2006

ITEM 1 FINANCIAL STATEMENTS
NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT SEPTEMBER 30, 2006

	SEPTEMBER 30, 2006	JUNE 30, 2006

ASSETS

Current Assets
Cash and Cash Equivalents	$553,101	$665,597
Investments	430
Prepaid Expenses	330,660	414,823
Rental Deposits	26,911	26,911
Supplier Deposits	560,972	560,972
Other Receivable	76,444	65,968
Value Added Tax recoverable	26,130	57,870
Escrow Deposits	1,650,000	1,650,000
TOTAL CURRENT ASSETS	3,224,648	3,442,141

Property and Equipment	597,104	288,512
Less : Accumulated Depreciation	(125,744)	(101,545)
	471,360	186,967

Intellectual Property	15,183,860	15,183,860

Total Other Assets	15,655,220	15,370,827

Total Assets	$18,879,868	$18,812,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses and amount payable	$1,460,063	$266,390
Due to Shareholders	--
Total Current Liabilities	1,460,063	266,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000
issued and outstanding
205,752,912 & 138,436,546 shares	20,476	20,448
Additional paid in capital	28,471,079	28,424,747
Accumulated other comprehensive gain (loss)	(37,418)	(37,418)
Deficit accumulated during the development stage	(11,034,332)	(9,861,199)
Total Stockholders' Equity	17,419,805	18,546,578

Total Liabilities & Stockholders' Equity	$18,879,868	$18,812,968

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

Revenues	$0	$0

Operating Expenses:
General and Administrative	922,524	360,381
Research and Development Costs	114,484	853,689
Officer's Compensation	106,267	487,612
Loss on Foreign Currency	8,047
Depreciation	24,200	8,971
Total Operating Expenses	1,175,522	1,710,653

Income (Loss) From Operations	(1,175,522)	(1,710,653)

Other Income	2,389	0
Investment Income	0	69

Loss Before Income Taxes	(1,173,133)	(1,710,584)

Income Tax	0	0

Net Loss	(1,173,133)	(1,710,584)

Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	205,615,246	129,003,945

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED

	September 30, 2006	September 30, 2005	Inception to date 30.9.06

Cash flows from operating activities
Net loss	$(1,173,133)	$(1,710,584)	$(11,034,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,200	8,971	143,195
Stock Issued for Services rendered	46,360	1,341,011	14,567,515
Profit on Exchange to Shareholder's Equity			0
Write off of web site development costs			314,302
Stock issued for services rendered			4,086,351
Stock issued for services rendered - Escrow			(1,650,000)
Loss on sale of securities			(5,044)
Changes in assets and liabilities			0
Other Loans Receivable			0
Change in current assets	104,997	23,578	(992,136)
Change in Security deposits	0	(18,085)	(26,911)
Change in current liabilities	93,673	(99,768)	357,563
Net cash used in operating activities	(903,903)	(454,877)	5,760,503

Cash flows from investing activities
Proceeds from the sale of securities			13,584
Purchase of fixed assets (including investments)	(308,593)	(271)	(417,965)
Exchange gain (loss) on shares			(25,760)
Purchase (write off)of fixed assets			(196,590)
Web site development costs/software asset			(261,402)
Investment in intellectual property			(15,183,860)
Investment purchased - net			(20,198)
Net cash provided from investing activities	-308,593	-271	(16,092,191)

Cash flows from financing activities
Proceeds from sale of A,B, and C units			1,819,950
Offering Costs-private placements			(69,625)
Deferred offering costs-registration statement			(40,000)
Purchase of Treasury Stock			(3,750)
Notes Payable			0
Proceeds from sale of shares and warrants to various		750,000	0
officers, founders and investors	0	0	1,946,670
Proceeds from sale of shares			6,131,544
Short Term Loan Received	1,100,000	0	1,100,000
Net cash provided from financing activities	1,100,000	750,000	10,884,789

Net increase (decrease) in cash and cash equivalents	(112,496)	294,852	553,101

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, end of period	553,101	491,381	553,101

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD JULY 1, 2003 - SEPTEMBER 30, 2006

					Retained	Accumulated
				Additional	Earnings	Other
	Per Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances, June 30, 2004		92,147,220	9,215	16,443,185	(1,346,978)	(11,658)	15,093,764

Warrants exercised
July and August 2004	$0.25	250,000	25	62,475			62,500
Issuance of shares for services
rendered, August 2004	$0.30	100,000	10	29,990			30,000
Issuance of shares for services to be
rendered, August 2004	$0.40	875,000	88	349,912			350,000
Sale of common stock to investor
August 2004	$0.20	5,000,000	500	999,500			1,000,000
Issuance of shares for services
rendered, September 2004	$0.17	6,315	0	1,074			1,074
Warrants exercised
October, November, and December 2004	$0.25	390,000	39	97,461			97,500
Issuance of shares for services
rendered, November December 2004	$0.24	18,215	2	4,385			4,387
Issuance of shares for services
rendered, January 2004 until May 2005	0.045	1,500,000	150	67,350			67,500
Sale of common stock to investor May 2005	0.02	10,000,000	1,000	199,000			200,000
Conversion Of Outstanding Debt June 2005	0.05	3,480,000	348	173,652			174,000
Sale of common stock to investor May 2005
Stocks issued August 2005	0.0689	5,804,594	580	399,420			400,000

Net loss for year ended June 30, 2005					(2,073,734)		(2,073,734)

Comprehensive loss						(4,322)	(4,322)

Balances June 30, 2005		119,571,344	11,957	18,827,404	(3,420,712)	(15,980)	15,402,669

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition
Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Net Loss for the three months ended
December 31, 2005					(791,160)		(791,160)
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06	0.10	300,000	30	29,970			30,000
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06	0.15	266,666	27	39,973			40,000
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01/06/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01/06/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(9,861,199)	(37,418)	18,546,578

Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610

Comprehensive Loss						0	0

Net Loss for the 3 months to 30 September 2006					(1,173,133)		(1,173,133)

Balance as at September 30, 2006		205,752,912	20,476	28,471,079	(11,034,332)	(37,418)	17,419,805

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 FORMATION AND BUSINESS OF THE COMPANY

New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period, management had decided to cease any further expenditures in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new Optical Disc format. An industrial prototype was produced in March 2006. As of September 30, 2006 the Company had generated minimal revenues and is considered a development stage company. Management is pursuing additional capital through various methods.

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

The components of finite-lived intangible assets are as follows:

September 30, 2006	September 30, 2005
$15,183,860	$15,183,860

Components of finite-lived Intangible assets acquired during fiscal years ended

September 30, 2006	September 30, 2005
$ 0	$ 0

The estimated future amortization expense related to intangible assets as of September 30, 2006 is as follows:

2007	2,277,579
2008	3,036,772
2009	3,036,772
2010	3,036,772
2011	3,036,772

REVENUE RECOGNITION

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the three months ended September 30, 2006 and 2005 there were no revenues.

Other Income of $2,389 consists of interest received on its bank and fixed deposit account.

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

The asset "Investment in Intellectual Property," having a definite life will be amortized over its expected life using the straight-line method starting in the period reflecting the pattern in which the Company use up the benefits the asset provides.

NOTE 5 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2006 the Company had a Federal and State tax net operating loss of approximately $6,440,688, which may be applied against future taxable income expiring in the year 2020. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company rents office space from a third party on a month-to-month basis, amounting to $11,200 per month. On 1st November 2006, the company also contracted to rent office space in Los Angeles, California for seven months, at $1,976 per month. We have also hired office machinery costing about $500 per month.

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

In May 2006, the company signed a Share Purchase and Investment Agreement with MPEG Technology Company Ltd, for 51% of MPEG on the following terms:

a)	Pay 15 million fully paid up 1 year restricted shares at time of contract
b)	Pay a sum of US $1.25 million in cash in installments

On June 17, 2006, The company signed an agreement with Doug Carson, Inc. to manufacture VMD format optical discs for a contractual price of $500,000.In July 2006, the company approved the security agreement with DCA, Inc, and signed a promissory note for $150,000 secured by 3,000,000 shares in NME, Inc. Between July to September, a total of $250,000 was paid, leaving, $100,000 due in October and a final payment of $150,000 end December 2006. The 3,000,000 shares will be payable in the event of default on the final December payment of $150,000

In August 8 2006, after re-negotiations with Beijing E-World, the Company has formulated a joint venture agreement whereby when signed, the company shall issue in total 71.5 million shares in the following manner:

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
3.3 million @ 20 cents per share - 1st year
3.3 million @ 25 cents per share - 2nd year
3.4 million @ 30 cents per share - 3rd year

c)
51.5 million fully paid up shares for the joint venture to be issued to the Management Team of the Joint Venture, as per list on Schedule 6 of the joint venture agreement. These shares are restricted under Rule 144,with a lock-up period of 12 months and a selling limit of 5% per month per person

In August 2006, the company secured a short term loan of $ 1.1 million for 180 days through its subsidiary, New Medium Enterprises UK Ltd. A debenture was granted by the subsidiary to Tribal SARL, and shares in the parent Company were offered as collateral for the loan. The interest payable as at September 30, 2006 is $5,920.

In October 2006, the company placed an order with Jiangsu Shinco Electronics Group Manufacturing Co. Ltd for producing first generation VMD players to be launched in November 2006. The company is committed to pay $46,000 upon delivery of the first batch of players.

LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

RELATED PARTY TRANSACTIONS

The company paid for R&D to the following - $38,400 to V Tech, for the scientists, $13,737 to Turtle Technologies (India) Pvt Ltd and $7,429 its associated company, for contracted staff - $9,295 to Silicon Valley Plc.

The company engaged the services of Andrew Danenza, the son of Ann Kallgren, to provide consulting and other services for the Company, and will receive and ongoing monthly fee of $6666.66.

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

During the period to 30 September 2006, 275,333 shares of common stock were issued for services rendered (for analysis, see notes under Liquidity and resources). The total number of shares issued as at 30 September, 2006, is 205,752,912 with a valuation of $82,000,000.

On July 17 2006 the Company has issued 133,333 common shares for services rendered. Shares were valued at $12,000.

On September 5, the company has issued 125,000 common shares for services rendered. Shares were valued at $28,750.

On September 13, the company has issued 17,000 common shares for services rendered. Shares were valued at $5,610.

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

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the references of the preferred stock. The Company on November 1, 2005 determined the preferences of the preferred stock. The Preferred shares shall be issued from time to time in one or more series, with such distinctive serial designations as shall be stated and expressed in the resolution or resolutions providing for the issuance of such shares as adopted by the Board of Directors; the Board of Directors is expressly authorized to fix the number of shares of each series, the annual rate or rates of dividends for the particular series, the dividend payment dates for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend payment date shall be cumulative, the redemption price or prices for the particular series, the voting powers for the particular series, the rights, if any, of holders of the shares of the particular series to convert the same into shares of any other series or class or other securities of the corporation, with any provisions for the subsequent adjustment of such conversion rights, the rights, if any, of the particular series to participate in distributions or payments upon liquidation, dissolution or winding up of the corporation, and to classify or reclassify any un issued preferred shares by fixing or altering from time to time any of the foregoing rights, privileges and qualifications.

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

NOTE 9 SUBSEQUENT EVENTS
On August 8, 2006, after pulling out of the merger with Beijing E-World, NME, Inc was able to renegotiate a Joint Venture Agreement instead. This agreement is subject to approval by the Chinese Authorities, and is currently still on-going.

On 6 October 2006, New Medium Enterprises Inc (NME) entered into a content Licensing and Distribution agreement with VCL Communications GmbH (VCL) of Wolfratshauser Str. 84, 81379 Munich, Germany. VCL will make available its entire catalogue of 800 titles to NME. According to Datty Ruth, CEO of VCL, the new HD VMD format has the potential to radically influence the European consumer market for high definition content. VCL also has a long-standing history of supporting emerging formats where it is clear that there is the potential to shape the market for the benefit of consumers, as is the case with HD VMD.

In October 2006, the company placed an order with Jiangsu Shinco Electronics Group Manufacturing Co. Ltd for producing first generation VMD players to be launched in November 2006. The company is committed to pay $46,000 upon delivery of the first batch of players.

NME, Inc. were visitors at the MIPCOM 2006 show in Cannes in October 2006, where the company entered into a License Agreement with VCL Communications GmbH - who will provide contents for the company’s product pilot launch in Germany. The company also signed a Distribution Agreement with VCL being sole and exclusive distributor of VMD products in German speaking Europe for three years.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

Some of the information in this 10Q Report or the documents we incorporate by reference in this 10Q Report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

•	failing to produce a workable product;
•	failure to raise sufficient capital to fund business operating plans;
•	market conditions and demand for new optical storage Media development and storage technology;
•	our competitors' ability to successfully develop new technologies to satisfy demand for data storage;
•	difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;
•	difficulties in competing successfully in the markets for new products with established and emerging competitors;
•	difficulties with single source suppliers, product defects or product delays;
•	difficulties in forming and maintaining successful joint venture relationships;
•	difficulties in obtaining, maintaining and using intellectual property protections;
•	changes in data storage technological protocols and standards;
•	difficulties in state, federal, foreign and international regulation and licensing requirements;
•	litigation actions by directors, employees, investors and others;
•	limited operation and management history;
•	dependence on key personnel;
•	inability to conclude the relationship as outlined in the letter of intent and other documents executed with Eros into definitive agreements;
•	other factors discussed in this 10Q Report

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

In the fourth quarter 2006, the company began to gear up for production of VMD discs and the first generation VMD players. By doing so, the company will need to continue to raise additional capital to finance the manufacturing facility and engineering teams.

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

The above player is based on an LSI chipset and has already been developed with the collaboration of our joint venture partner E-World in Beijing and NME China Ltd., our subsidiary in Shenzhen. We anticipate this initial player will be launched in the next 2 months in certain key launch territories (i.e. China, India, Russia) and will continue into Latin America and Eastern Europe.

Notwithstanding our relationships with key industry and commercial partners continuing with the development of our second and third generation players due to be out over the next three to four months, which we expect to launch at the CES 2007 show beginning of January.

By the end of 2006, NME plans to render a decision regarding global assembly and logistics for the medium- and long-term. We are currently deciding between two of the world’s largest EMS (Electronics Manufacturing Service) firms that have a global presence and who assemble for many large international companies. Along with this task, NME anticipates that it will be adopting a global CRM and business software package to suit the operations of our EMS, OEM and ODM partners and keep track of production, logistics and sales.

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

Key trade fairs we intend to visit over the next 12 months are: For our content division… American Film Market, Berlinale, Cannes Film Market, Shanghai Film Market, MIPTV. For our electronics division…Hong Kong Electronics Show, CES, CeBIT, IFA. For our optics division…MediaTech.

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

LIQUIDITY AND CAPITAL RESOURCES:

On September 30, 2006, we had available in cash the sum of $553,101 and accrued expenses of $132,600.

Further to our raised funds through private equity transactions from an accredited investors during the period to 30 September, 2006, we received in August 2006, a short term loan of $ 1.1 million for 180 days through its subsidiary, New Medium Enterprises UK Ltd. A debenture was granted by the subsidiary to Tribal SARL, and share in the parent Company was offered as collateral for the loan.

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

During the quarter ended September,30, 2006 there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

May Ltd. is an affiliate of the Company which owns 36,754,249 common shares equal to 17.9%of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,822,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of 20.8 of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company.

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

1.	During the annual period ending September 30, 2006 the company paid $38,400 to VTech, a primary R & D Facility which pays key scientists.
2.
The Company shares its office space with various entities in which May Ltd. is a principal shareholder. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space including previous Triband Global offices for a monthly fee of 6,098 British Pounds. During the Period ending September 30, 2006 NME reimbursed to OneSoft Retail and Business Solutions, a total of $9,295 for use of its office staff. The company also paid Triband Global $16,951 for Telephony Switch to enable the start of its FMTV project in the near future.

3.
During the quarter ending September 30, 2006, the Company continued with the services of OneSoft Technologies UK, formerly Turtle Technologies UK Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. For the September 30, 2006, the company paid $13,737 to Turtle Technologies (India) Pvt Ltd for their ongoing R&D and website development and maintenance.

4.	During the quarter ending September 30, 2006, the company paid $9,295 to Global MediaCast Ltd., for use of its office staff.
5.
During the quarter to September 30, 2006, the Company continued with the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and will receive an ongoing monthly fee of $6,666.66.

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

Mahesh Jayanarayan and family members owns 10.4% of Triband Global Ltd, had owned 10.8% of OneSoft Technologies UK Ltd and 15% of OneSoft Retail & Business Solutions Ltd. See related transaction May Ltd. #4 and #5. Mahesh Jayanarayan is also a Director of Triband Global Ltd (resigned 3 July 2006), Siptalk Ltd, Global MediaCast Ltd, Business Plans Ltd and New Medium Enterprises UK Ltd.

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

EXHIBITS & REPORTS ON FORM 8-K INCORPORATED BY REFERENCE:

Date of Earliest Event	Date 8k Filed	Summary of 8K Incorporated by Reference
10/10/2006	18/10/2006	Contract Agreement with VCL Communications GmbH(VCL) for making available 800 titles of NME
10/10/2006	18/10/2006	NME appoints Lawrence Meyers as a Media and content Advisor to the board
10/10/2006	18/10/2006	NME announce appointment of Mr. Neil Bottrill as Vice President, Creative Services for the Authoring Compression Business
05/09/2006	13/09/2006	Short term Loan note issued US$1,100,000.00 to the order of tribal SARL
05/09/2006	07/09/2006	NME, Inc. announced today that it has negotiated a $1.1 million, Short Term Debenture Loan Note for 180 days through its UK subsidiary New Medium Enterprises UK Limited
05/09/2006	07/09/2006	Mr. Philip David, an independent director of NME, Inc has resigned with effect from 31 August 2006, citing other professional commitments
22/09/2006	26/09/2006	NME has appointed Zeno Communications (UK) Ltd (“Zeno”) a Daniel J Edelman company, to provide public relations support
28/08/2006	01/09/2006	Press release: NME invited James Cardwell, the former president of Warner home
07/07/2006	10/07/2006	NME withdraws from planned Acquisition of Beijing E-world

Exhibits Period Ending 6-30-2006

AT SEPTEMBER 30, 2006, THE COMPANY'S CURRENT ASSETS AMOUNTED TO $3,224,648 WHILE CURRENT LIABILITIES AMOUNTED TO $1,460,063.

SIGNATURE

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

November 13, 2006

BY: /s/ MAHESH JAYANARAYAN
Mahesh Jayanarayan
PRESIDENT & CHIEF EXECUTIVE OFFICER