Form 10QSB
period 2007-02-12
NEW MEDIUM ENTERPRISES INC
filed 2007-02-14
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended: December 31, 2006

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

INDICATE BY CHECK MARK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 2, 13 OR 15(D) OF THE SECURITIES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

TITLE OF CLASS: COMMON STOCK $.0001 PAR VALUE

SHARES OUTSTANDING AS OF DECEMBER 31, 2006: 241,793,720

NEW MEDIUM ENTERPRISES, INC.
FORM 10QSB

THREE MONTHS PERIOD ENDED DECEMBER 31, 2006

PART I FINANCIAL INFORMATION

Morgenstern, Svoboda, & Baer Cpa's P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005 TEL: (212) 925-9490
FAX: (212) 226-9134 E-MAIL: MORGENCPA@CS.COM

The Board of Directors and Stockholders New Medium Enterprises, Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of December 31, 2006 and the consolidated statements of operations for the six and three months ended December 31, 2006 & 2005 and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated October 11, 2006 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants

New York, NY
February 13, 2007

ITEM 1 FINANCIAL STATEMENTS

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT DECEMBER 31, 2006

	December 31, 2006	June 30, 2006
ASSETS

Current Assets
Cash and Cash Equivalents	$386,790	$665,597
Investments	780	0
Prepaid Expenses	324,963	414,823
Stock held by Third Party	63,443	0
Rental Deposits	29,091	26,911
Supplier Deposits	560,972	560,972
Other Receivable	110,224	65,968
Value Added Tax recoverable	29,473	57,870
Escrow Deposits	5,550,000	1,650,000
TOTAL CURRENT ASSETS	7,055,736	3,442,141

Property and Equipment	1,003,429	288,512
Less: Accumulated Depreciation	(149,329)	(101,545)
	854,100	186,967

Intellectual Property	15,183,860	15,183,860
Patents	52,337	0
Total Other Assets	16,090,297	15,370,827
		0
Total Assets	$23,146,033	$18,812,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short Term Loan	1,100,000	0
Accrued Expenses and amount payable	451,770	266,390
Total Current Liabilities	$1,551,770	$266,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000 issued and outstanding
241,793,720 &205,477,579 shares	24,180	20,448
Additional paid in capital	37,173,545	28,424,747
Accumulated other comprehensive gain (loss)	(39,131)	(37,418)
Deficit accumulated during the development stage	(15564,331)	(9,861,199)
Total Stockholders' Equity	21,594,263	18,546,578

Total Liabilities & Stockholders' Equity	$23,146,033	$18,812,968

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED

	December 31, 2006	December 31, 2005

Revenues

Operating Expenses:
General and Administrative	$5,231,341	$1,816,966
Research and Development Costs (see note 7 below)*	222,390	148,535
Officer's Compensation	184,051	501,902
Loss on Foreign Currency	21,237	16,210
Depreciation	47,827	20,836
Total Operating Expenses	$5,706,846	$2,504,449

Income (Loss) From Operations	(5,706,846)	(2,504,449)

Other Income	3,715
Investment Income	0	2,705

Loss Before Income Taxes	(5,703,131)	(2,501,744)

Income Tax	0	0

Net Loss	$(5,703,131)	$(2,501,744)

Loss Per Common Share - Basic and Diluted	(0.03)	(0.02)

Weighted Average Number of Shares Outstanding	223,635,650	133,293,945

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	December 31, 2006	December 31, 2005

Revenues

Operating Expenses:
General and Administrative (see note 7 below)*	$4,308,817	$1,456,585
Research and Development Costs	107,906	(705,154)
Officer's Compensation	77,784	14,290
Loss on Foreign Currency	13,190	16,210
Depreciation	23,627	11,865
Total Operating Expenses	$4,531,324	$793,796

Income (Loss) From Operations	(4,531,324)	(793,796)

Other Income	1,326
Investment Income	0	2,636

Loss Before Income Taxes	(4,529,998)	(791,160)

Income Tax	0	0

Net Loss	$(4,529,998)	$(791,160)

Loss Per Common Share - Basic and Diluted	(0.02)	(0.01)

Weighted Average Number of Shares Outstanding	223,773,316	142,726,546

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED

	December 31, 2006	December 31, 2005	Inception to date 31.12.06

Cash flows from operating activities
Net loss	$(5,703,131)	$(2,501,744)	$(15,239,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,827	20,836	166,822
Stock Issued for Services rendered	1,727,529	1,351,011	15,923,684
Profit on Exchange to Shareholder's Equity			0
Write off of web site development costs			314,302
Stock issued for services rendered			4,086,351
Stock issued for services rendered - Escrow	1,650,000		0
Loss on sale of securities			(5,044)
Changes in assets and liabilities
Other Loans Receivable			0
Change in current assets	7 598	23,576	(1,089,535)
Change in Security deposits	0	(28,056)	(26,911)
Change in current liabilities	185,380	(87,161)	449,270
Net cash used in operating activities	$(2,084,797)	$(1,221,538)	$4,579,609

Cash flows from investing activities
Proceeds from the sale of securities			13,584
Purchase of fixed assets (including investments)	(767,757)	(34,764)	(877,129)
Effects of Exchange gain on Cash	(1,713)	(13,496)	(27,473)
Purchase (write off)of fixed assets	460		(196,130)
Web site development costs/software asset			(261,402)
Investment in intellectual property		(4,500)	(15,183,860)
Investment purchased - net			(20,198)
Net cash provided from investing activities	$(769,010)	$(52,760)	$(16,552,608)

Cash flows from financing activities
Proceeds from sale of A,B, and C units			1,819,950
Offering Costs-private placements			(69,625)
Deferred offering costs-registration statement			(40,000)
Purchase of Treasury Stock			(3,750)
Notes Payable			0
Proceeds from sale of shares and warrants to various			0
officers, founders and investors	0	750,000	1,946,670
Proceeds from sale of shares	1,475,000	860,000	7,606,544
Short Term Loan Received	1,100,000	0	1,100,000
Net cash provided from financing activities	$2,575,000	$1,610,000	$12,359,789

Net increase (decrease) in cash and cash equivalents	$(278,807)	$335,702	$386,790

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, December 31	$386,790	$532,231	$386,790

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD July 1, 2004 - December 31, 2006

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances June 30, 2005		119,571,344	11,957	18,827,404	(3,420,712)	(15,980)	15,402,669

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition Shareholders
September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01/06/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01/06/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(9,861,199)	(37,418)	18,546,578
Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610

Comprehensive Loss						0	0

Net Loss for the 3 months to 30 September 2006					(1,173,133)		(1,173,133)

Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised -- 5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF 12 May 06(200 should be 300)			100	(100)
29 December 2006 Issuance of share(Held in Escrow)	0.05	3,000,000	300	149,700			150,000
29 December 2006 Issuance of share(Held in Escrow)	0.1	24,000,000	2,400	2,397,600			2,400,000
29 December 2006 Issuance of share(Held in Escrow)	0.30	10,000,000	1,000	2,999,000			3,0000,000
Comprehensive Loss						(1,713)	(1,713)
Net Loss for the 3 months to 31 December 2006					(4,529,999)		(4,529,999)

Equity as at December 31, 2006		241,793,720	24,180	37,173,544	(15,564,331)	(39,131)	21,594,263

Balance as at September 30, 2006		205,752,912	20,476	28,471,079	(11,034,332)	(37,418)	17,419,805

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 FORMATION AND BUSINESS OF THE COMPANY

New Medium Enterprises Inc. (The "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period, management had decided to cease any further expenditure in regard to the web site and had written off the total cost in the prior period. The Company has acquired the rights to and is currently developing a new Optical Disc format. An industrial prototype was produced in March 2006. As of December 31, 2006 the Company had generated minimal revenues and though it is considered currently, a development stage company. the company is also entering into a product commercialization stage . In January 2007 the company received a purchase order for 10,960 players from PC Rush in US. The company has also received letter of intents from various Original Equipment Manufacturers (OEMs) for the production of our VMD Players, and. as at December 31, 2006 the company holds 500 players as inventory (Stock in trade).The company has attained content relationship with VCL, in Germany The company has reached technical affliation agreements with Atmel Corporation, USA for the optics development, and ASUS Computers Inc Taiwan for the drive technology development. The company will soon be involved in the blue laser technology and will plan on Blue Laser research and development. Management is pursuing additional capital through various methods.

Subsidiaries

A)	New Medium Enterprises UK Ltd (formed previously as Prime Discs UK Ltd), incorporated on February 18, 2004, under the laws of England and Wales,
B)	New Medium Management Ltd (formed previously as Wilton Business Solutions Ltd), incorporated on February 18, 2004, under the laws of England and Wales,
C)	New Medium Enterprises Asia Pacific Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China.
D)	New Medium Enterprises China Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China.
E)	New Medium Entertainment Ltd - incorporated 19 September 2006, under the laws of England Wales
F)	New Medium Electronics Ltd - incorporated 19 September 2006, under the laws of England Wales
G)	Intellitain Media Inc - incorporated 13 July 2000 under NEVADA, USA laws

New Medium Enterprises, Inc owns 100% of A), B), C), E), F), G). New Medium Enterprises, Asia Pacific owns 51% of NME, China, the other 49% is owned by other parties.

The losses, attributed to minority interest, which were incurred by one subsidiary company and included in the consolidated statement of operations for the period ended December 31 2006 have not been shown separately in financial statements because they are considered to be immaterial. The minority interest in both periods was $3,062, but restricted to $627, the value of shares held by minority interest.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and settlements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and Fixtures and Office Equipment	3 years
Plant and Machinery	3 years
Others	3 years

As of December 31, 2006 Property, Plant & Equipment consist of the following:

Furniture and Fixture	$237,795
Plant and Machinery	130,815
Others	634,819
Total	1,003,429
Accumulated depreciation	(149,329)
$854,100

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
The components of finite-lived intangible assets are as follows:

December 31, 2006	June 30, 2006
$15,183,860	$15,183,860

Components of finite-lived Intangible assets acquired during fiscal years ended

December 31, 2006	June 30, 2006
$0	$0

The estimated future amortization expense related to intangible assets as of December 31, 2006 is as follows:

2007	2,277,579
2008	3,036,772
2009	3,036,772
2010	3,036,772
2011	3,036,772
2012	759,193

Revenue Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the three months ended December 31, 2006 and 2005 there were no revenues.

Other Income of $1,326 consists of interest received on its bank and fixed deposit account.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments¡¨. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities¨, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities¡¨. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.¨ FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,¨ regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

NOTE 3 INVESTMENT IN INTELLECTUAL PROPERTY

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

According to the acquisition agreement, MultiDisk Ltd and TriGM International, S.A. the Company was obligated to pay certain milestone payments amounting to $87,000 to each upon the raising of capital in excess of $500,000. Payment total $174,000. In August 2004 the Company entered into consulting agreement for consulting services. The Company paid a fee of $75,000 and issued 875,000 common shares the shares were valued at $.40, which approximates the fair market value of the shares at the date of issuance.

On June 23, 2005, the Company converted the following outstanding obligations owed to two of its principal shareholders into The Common stock of the company. May Ltd. $87,000 debt converted into 1,740,000 Common shares. TriGM Ltd $87,000 debt converted into 1,740,000 Common Shares.

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

NOTE 5 COMMITMENTS AND CONTINGENCIES

The Company rents office space from a third party on a month-to-month basis in UK, amounting to $11,200 per month, and in Los Angeles, California for six months, at $1,976 per month from November 2006 We have also hired office machinery costing about $500 per month.

In May 2006, the company entered into a contract for Design and Construction of VMD Replication Line with VDL-ODMS. The project has been reassessed and re-priced in November 2006. At December 31 2006 the company is committed to pay, subject to satisfactory completion of Phases of construction, Euros 1.66 million for Equipment and Euros 280,000 for Development and Engineering Fees.

On June 17, 2006, The company signed an agreement with Doug Carson, Inc. to develop VMD file format for VMD optical discs for a contractual price of $500,000.In July 2006, the company approved the security agreement with DCA, Inc, and signed a promissory note for $150,000 secured by 3,000,000 shares in NME, Inc. Between July to September, a total of $250,000 was paid, leaving, $100,000 due in October and a final payment of $150,000 end December 2006. The 3,000,000 shares will be payable in the event of default on the final December payment of $150,000. As the project is yet to be completed, these shares are still held by DCA and the final payments are also not made.

In August 8 2006, after re-negotiations with Beijing E-World, the Company has formulated a joint venture agreement whereby when signed, the company shall issue in total 71.5 million shares in the following manner:

a)
24 million fully paid up shares Restricted under Rule 144 at 10 cents per share on the establishment of the Joint Venture, with a lock-up period of 12 months and a selling limit of 5% per month( These shares has been issued and held in Escrow because shares certificates are still with Lawyers.)

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

In October 2006, the company appointed COMDRP for communication and press relation services in France for a monthly fee of Euros 1,800 commencing from 1st November 2006. This contract cannot be terminated for three months and afterwards it can be terminated at one month written notice.

In November 2006, the company signed an agreement with Image Mark (Dean Brand Development Resources) for a competitive assessment and development of NME Brand, logo and website redesigning for a total sum of $105,000. An upfront fee of $35,000 was paid in November 2006 and another $35,000 was paid in December 2006. Balance of $35,000 is to be paid on completion of the project.

In November 2006, the company entered into an agreement with Digital Challenge for software development consultancy and support for HD VMD Authoring tools for a contractual price of $20,000 per month payable in advance for one year as per Schedule D of the said contract.

In November 2006, the company also entered into another agreement with Digital Challenge for the Acquisition of Authoring tools. As per agreement Company has paid acquisition price $10,000 in cash and 10 million shares have been issued to Digital Challenge (Held in Escrow as still with lawyers.) for receipt of Alpha version in machine readable format tested and verified by our scientists.

In December 2006, the subsidiary, NME Entertainment Ltd signed an agreement with HGC Films (JIAHUA LTD) for Acquisition of 5 Chinese titles for a price of $30,000 in total. The company paid $15,000 upfront and is committed to pay $5,000 per year for next three years.

In December 2006, the company entered into a HD playback Software Purchase agreement with SSX for a total purchase price of $22,500. The company made initial payment of $11,250 and is committed to pay the balance on delivery and verification of software.

In December 2006, the company approached V2 Solutions for the design and development of Authoring software and other related assignments (E-commerce, Graphic designing, and C++, Java programming). As per agreement, the company would pay $12500 per month in cash and NME equity equivalent to $12500 per month at a 25% discounted rate (Calculated at the closing price of the last working day of the month) on receipt of invoice from V2 Solutions. This agreement is for one year and is waiting signing by both parties.

In January 2007, the company entered into an agreement with Zeno Group, Inc to promote media relation services, develop materials supportive of Client positioning in US market and outreach key media for technology, business and consumers for a monthly fee of $15,000 for a period of 1 year after an initial period of 3 months.

During last quarter, the company has secured worldwide patents surrounding its high-capacity Versatile Multilayer Disc (VMD) technology. The company paid $52,337 to IP Lawyers for fees. We are unable to quantify the total fees until the process of registration is completed.

In January, 2007, the company received a purchase order for 10,960 players and is committed to producing 2,160 within 75 days. The delivery schedule for the balance has not yet been decided.

Minimum Obligations due under above leases and contracts are as follows.

2007	$275,104
Thereafter	$10,000

Legal Proceedings

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

Related Party Transactions

The company paid for R&D to the following for:

Related Party	3 months ended		6 months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
V Tech For Scientists	$38,400	$50,849	$76,800	$88,265
Turtle Technologies (India) Pvt Ltd for contracted Staff	$17,670	$7,500	$31,407	$15,000
Turtle Technologies (India) Pvt. Ltd associations for contracted Staff	$17,484	0	$24,913	$29,686
Silicon Valley Plc for use of its staff	$11,904	0	$21,199	0
Andrew Danenza, the son of Ann Kallgren for consulting and other services.	$20,000	20,000	$40,000	$38,000

NOTE 6 SHORT TERM LOAN

In August 2006, the company secured a short term loan of $ 1.1 million for 180 days through its subsidiary, New Medium Enterprises UK Ltd. A debenture was granted by the subsidiary to Tribal SARL, and shares in the parent Company were offered as collateral for the loan. The interest payable for the quarter to December 31, 2006 is $21,312.51. The rate of interest as per contract is 2.5% our Base Rate. As at 31 December, 2006 the outstanding Balance on the loan is $ 1.1 million.

The Loan has been was guaranteed by NME Inc by attaching warrants equal to 100% of subscribed amount exercisable at anytime within 5 years of issue at a 25% discounted price to the average price of any given month in case of default of loan.

NOTE 7 STOCKHOLDERS' EQUITY

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

During the period to 31 December 2006, 5,621,167 shares of common stock were issued for services rendered (for analysis, see notes under Liquidity and resources). The total number of shares issued as at 31 December, 2006, is 241,793,720 with a valuation of $60,448,000.

During the period to 31 December 2006, 6,269,641 shares were issued with regards to the 2001 Stock Option plan being exercised. This has increased the Compensation Based Stock Issue cost by $2.5 million for the quarter.

During the period to 31 December, 2006, 5,900,000 shares of common stock were issued to investors at a fixed price of 25 cents. The company in return received $1,475,000.

During the period to December 2006, 37,000,000 shares of common stock were issued and held in Escrow for total value of $5,550,000.

For each issuance of equity instruments for services provided, the valuation of the issuances represents the fair market value of the shares at the date of issuance and has been charged to the statement of operations. The equity issuances to management are in accordance with their own compensation as per their service contracts. These initial issuances are further inducements for management to join for the time being a non - commercialized product entity

In accordance with FASB issued SFAS No. 123R all "Share-Based Payment," are measured and recognized as compensation expense for all stock-based payments at fair value. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. All of these issuances were also valued at fair value.

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

All the Preferred shares of any one series shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative; and all preferred shares shall be of equal rank, regardless of series, and shall be identical in all respects except as to the particulars fixed by the Board as herein above provided or as fixed herein.

Deferred Share Subscriptions and Outstanding warrants

Apart from above Share issues one current shareholder has subscribed for 4 million shares at 0.25 cents per share. 1 million shares have been issued in December 2006 and rest is due as follows.

No. of shares of $0.0001	Due Date	Share Price	Total Subscription
1,500,000	March 31, 2007	$ 0.25	$375,000
1,500,000	June 30, 2007	$ 0.25	$375,000

Following Warrants and Stock options are outstanding

Warrants No	No of shares Entitled	Exercisable price	Expiry Dates
F102	3,750,000	$0.04	August 11, 2009
F103	2,000,000	$0.10	June 08, 2007
F104	16,923,077	$.065	April 20,2011
F105	4,000,000	$0.25	May 31, 2010

The following warrants are (deferred) to be issued to the following under the contractuals agreement with Consultants:

Name	No. of Shares/Investment Funds Received	Term
David McGuire	25,000 per month	To commence on sales achievement

Neil Bottrill	3,000,000	Over 3 years, exercisable in 3 installments
Neil McEwan	250,000	Within 3 years

NOTE 8 SUBSEQUENT EVENTS

On January 4, 2007, the company terminated its Joint venture negotiations with MPEG Holdings, as it has implemented two of its own trading operations in Hong Kong.

On January 5, 2007, NME Creative and Software Division announced today that it has successfully trialled its HD VMD playback software as well as VMD multilayer PC drives. The company will release the HD VMD playback software for download in February 2007, initially in 10 regions worldwide. The software will also be offered to hardware manufacturers as a bundling solution.

On January 11, 2007 the company announced its intention of listing on the NASDAQ Market during the third quarter of 2007.

On January 29, 2007 the company received an investment subscription of $25,000 from an accredited investor, and the company will issue 117,316 common shares at $0.2131 cents per share.

On January 11, 2007, the company announced as it is the first company to perfect a commercially-viable process and a cost-efficient, high yield 2P process. VMD 2p technology has been validated by established Netherlands-based replicators VDL ODMS.

On January 30, 2007, the company announced that it is set to offer the fast-growing high-definition (HD) market with a break-through optical storage capacity, playback format, and disc player that will deliver consumers high quality HD content at a comparable cost to the current consumer DVD market.

On February 07, 2007, the company announced it has signed an NDA with Atmel Corporation, USA and ASUS Computers Inc Taiwan to explore Business and Technology in Optical Media.

On February12, 2007, the company has negotiated with another party to restructure $1.1 million short term loan. The new loan will be for 13 month starting from the date of expiry of the Tribal SARL Loan.The company will secure this long term loan of $ 1.144 million for 13 months through its subsidiary, New Medium Enterprises UK Ltd. A debenture will be granted by the subsidiary to Postie Trade Ltd, and shares in the parent Company will be offered as collateral for the loan.

On February 12, 2007, Metcash Ltd. subscribed for 4,000,000 shares @ 0.20 cents and Metcash Ltd was also granted 2,500,000 warrants @ 0.32 cents exercisable within 5 years.

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

We have entered into agreements with V-Tech, and Silicon Valley Plc for the research and development of prototypes and commercializing product. V-Tech consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multilayer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, and Silicon Valley Plc belong to NME. The overall management of the Company is carried out from headquarters in the UK. V-Tech became a subsidiary of Silicon Valley Plc at the end of February 2006.

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

We have entered into an agreement with VDL-ODMS for the design and development of VMD disc manufacturing line. We intend to order the first line from the same vendor and plan to commence production by the first quarter of 2007.

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

Over the next 12 months the company plans for several commercial launches for its products and services. One of these is the 2p process including other proprietary modules developed with VDL-ODMS, which will be installed and licensed in future for disc manufacturing lines.

The first VMD disc manufacturing line prototype should be finished and be “in production” over the next three to four months. This line is designed and co-developed by VDL-ODMS and NME and will allow for the manufacturing of four different types of discs-dual-layer red laser (DVD-9), a multilayer red laser (VMD), a dual-layer blue laser (HD-DVD) and a multi-layer blue laser.

In our electronics division, we have taken a new stance on what type of player is to be released first. Instead of initially launching with our original disc player which was to be future-proof for VMD discs, the management has decided to release a player which will be the first player to play high definition titles with the HD VMD file format.

The above player is based on an LSI chipset and has already been developed with the collaboration of our joint venture partner E-World in Beijing and NME China Ltd., our subsidiary in Shenzhen. We anticipate this initial player will be launched in the next 2 months in certain key launch territories (i.e. China, India, Russia) and will continue into Latin America and Eastern Europe.

We expected to launch our second and third generation players at CES 2007 show, however on advise of our Media Relations and Branding Agency we were advised to focus our efforts and finances on our roll-out of the products on a global basis

NME plans to render a decision regarding global assembly and logistics for the medium- and long-term. We are currently deciding between two of the world’s largest EMS (Electronics Manufacturing Service) firms that have a global presence and who assemble for many large international companies. Along with this task, NME anticipates that it will be adopting a global CRM and business software package to suit the operations of our EMS, OEM and ODM partners and keep track of production, logistics and sales.

Some of our most important contracts regarding content distribution are near to completion and we are preparing to launch with VCL in Germany and Europa Corp. in France. In this new fiscal year, we anticipate we will be heavily concentrated on closing content distribution deals and growing the existing library of titles available on VMD.

This library of titles will be available inside a newly designed VMD disc box, which we plan to launch in the coming month. The new disc packaging design will allow the consumer to differentiate a VMD title from any other DVD or other disc titles.

Because our technologies must be launched globally, over the next year, we plan to develop our representational offices to handle their local markets with more independence. These new representational offices include our Paris, France; Munich, Germany, Warsaw, Poland, Los Angeles, USA, Tokyo, Japan and Sydney, Australia locations. London will however remain the headquarters with a key decision-making structure.

Key trade fairs we intend to visit over the next 12 months are: For our content division… American Film Market, Berlinale, Cannes Film Market, Shanghai Film Market, MIPTV. For our electronics division…Hong Kong Electronics Show, CES CeBIT, IFA. For our optics division…MediaTech.

Beijing E-World, China

On June 25, 2005, New Medium Enterprises, Inc. and Beijing E-World Technology Co Ltd signed a Memorandum of Intent to form a joint R&D program for the production of a disc player which will incorporate EVD and VMD technologies. In July 2006, an agreement to form a joint venture instead was signed by both parties, and the go ahead is awaiting approval from the Chinese authorities.

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

For such a right, NME Inc. will have the right to royalty payments as will be agreed by separate agreement. Beijing E-World has agreed to place an order of 100,000 VMD discs from NME Inc. for pilot marketing work in China subject to the positive result of the aforementioned R&D collaboration.

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

The other key terms of the agreement are; Eros has the right to showcase all of its content on VMD optical discs in high definition (HD) to promote itself and its content to the market. Eros will commercialize at its own expense 50 block buster Bollywood titles. These expenses will include: manufacturing of the VMD discs, stamping the content onto the discs distribution and marketing of HD Bollywood movies on VMD. Eros will place an order for 500,000 VMD discs (50 films, 10,000 each) , with a mutually agreed replicator. Eros has taken a 2.3% stake in our Company.

LIQUIDITY AND CAPITAL RESOURCES:

On December 31, 2006, we had available in cash the sum of $386,790 and accrued expenses of $137,433.

We raised funds through private equity transactions from accredited investors during the period to 31 December, 2006,and received $1,475,000. A short term loan of $ 1.1 million for 180 days through its subsidiary, New Medium Enterprises UK Ltd was obtained in August 2006 and will be extended for by mutual consent.. A debenture was granted by the subsidiary to Tribal SARL, and shares in the parent Company were offered as collateral for the loan.

We have a underwriting commitment from one of our existing Shareholder for $750,000 worth of shares receivable in two equal installments 31st March 2007 and 30th June 2007

We intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, the Chief Executive Officer and Chief Finanacial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

During the quarter ended December 31, 2006 there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings to which the company is a party to or which any of their property is subject.

ITEM 2 CHANGES IN SECURITIES

Due to the termination of the Joint Venture agreement with MPEG Holdings in Hong Kong,, 15,000,000 common stock which were issued and held in Escrow in Hong Kong have been cancelled.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

In November 2006, NME’s Board approved a compensation plan for its directors, management, and consultants which was subject to majority shareholders consent. We received 53% consent from the shareholders and the compensation plan has been approved. An Information Statement has been issued beginning February 2007.

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

May Ltd. is an affiliate of the Company which owns 33,000,249 common shares equal to 16.8%of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,972,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of 19.9% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company.

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

1.	During the annual period ending December 31, 2006 the company paid $38,400 to VTech, a primary R & D Facility which employs key scientists.
2.
The Company shares its office space with various entities in which May Ltd. is a principal shareholder. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space including previous Triband Global offices for a monthly fee of $11,200. During the Period ending December 31, 2006 NME reimbursed to OneSoft Retail and Business Solutions, a total of $17,484 for use of its office staff. The company also paid Triband Global $1,589 for Telephony consultancy for FMTV project in the near future.

3.
During the quarter ending December 31, 2006, the Company continued with the services of OneSoft Technologies UK, formerly Turtle Technologies UK Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. For the December 31, 2006, the company paid $17,670 to Turtle Technologies (India) Pvt Ltd for their ongoing R&D and website development and maintenance.

4.	During the quarter ending December 31, 2006, the company paid $11,904 to Silicon Valley Plc, for use of its office staff.
5.
During the quarter to December 31, 2006, the Company continued with the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and receives an ongoing monthly fee of $6,666.66.

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

Mahesh Jayanarayan and family members owns 10.4% of Triband Global Ltd, had owned 10.8% of OneSoft Technologies UK Ltd and 15% of OneSoft Retail & Business Solutions Ltd. See related transaction May Ltd. #4 and #5. Mahesh Jayanarayan was a Director of Triband Global Ltd (resigned 3 July 2006), Siptalk Ltd, Global MediaCast Ltd and Business Plans Ltd but resigned form all these companies in July 2006. He is also a Director of New Medium Enterprises UK Ltd.

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

EXHIBITS & REPORTS ON FORM 8-K INCORPORATED BY REFERENCE:

Date of Earliest Event	Date 8k Filed	Summary of 8K Incorporated by Reference
01/04/2007	01/04/2007	NME terminated the Joint Venture with MPEG technology Co. Ltd.
11/30/2006	12/01/2006	NME raised Finance of $1,475,000 from the sale of its common shares.
11/01/2006	11/08/2006	NME acquired software from Digital Challenge and NME board recommend compensation for Directors and Management subject shareholders approval.
10/10/2006	10/18/2006	Content Agreement with VCL Communications GmbH(VCL) for making available 800 titles of NME
10/10/2006	10/18/2006	NME appointed Mr. Lawrence Meyers as a Media and Content Advisor to the board
10/10/2006	10/18/2006	NME announced appointment of Mr. Neil Bottrill as Vice President, Creative Services for the Authoring Compression Business

At December 31, 2006, the Company's Current Assets Amounted To $7,505,736 While Current Liabilities Amounted To $1,551,770

SIGNATURE

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

FEBRUARY 13, 2007
BY: /s/ MAHESH JAYANARAYAN
Mahesh Jayanarayan
PRESIDENT & CHIEF EXECUTIVE OFFICER