Form 10-K/A
NEW MEDIUM ENTERPRISES INC
filed 2007-03-08
CIK 1126983

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

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

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

Development History

In January 2004, at the time our company acquired the R & D intellectual properties and know how from MultiDisc Ltd. and TriGM International S.A. the VMD technology was in the pre-prototype stage, had no planned operational activities, and could not yet identify customers for an end product that it has not yet proven it can produce since it existed only as a computer model.

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

ITEM 7. FINANCIAL STATEMENTS

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

The Board of Directors and Stockholders
New Medium Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc. as of June 30, 2006 and 2005 and the results of its operations and cash flows for period from August 2, 1999 through June 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is a developing stage company, has had no significant income, has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morgenstern, Svoboda & Baer, CPA’s, P.C.
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