Form 10QSB
period 2007-05-14
NEW MEDIUM ENTERPRISES INC
filed 2007-05-15
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended: March 31, 2007

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

INDICATE BY CHECK MARK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 2, 13 OR 15(D) OF THE SECURITIES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

TITLE OF CLASS: COMMON STOCK $.0001 PAR VALUE

SHARES OUTSTANDING AS OF MARCH 31, 2007: 264,411,036

NEW MEDIUM ENTERPRISES, INC.

FORM 10QSB
THREE MONTHS PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

		PAGE

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	ACCOUNTANT'S LETTER	3
	BALANCE SHEET	4
	STATEMENT OF OPERATIONS(NINE & THREE MONTHS)	5 - 6
	STATEMENT OF CASH FLOWS	7
	STATEMENT OF STOCKHOLDER'S EQUITY	8
	NOTES TO FINANCIAL STATEMENTS	9 - 25

ITEM 2.	MANAGEMENT DISCUSSION & ANALYSIS	25
	LIQUIDITY & CAPITAL RESOURCES	29

ITEM 3.	CONTROLS & PROCEDURES	29

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 2.	CHANGES IN SECURITIES	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	30

PART III OTHER

	CERTAIN RELATIONSHIPS & RELATED PARTY TRANSACTIONS	31
	EXHIBITS AND REPORTS ON FORM 8-K	32
	SIGNATURE	33
	CERTIFICATIONS	Attached

PART I FINANCIAL INFORMATION

Morgenstern, Svoboda, & Baer Cpa's P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005 TEL: (212) 925-9490
FAX: (212) 226-9134 E-MAIL: MORGENCPA@CS.COM

The Board of Directors and Stockholders New Medium Enterprises, Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of March 31, 2007 and the consolidated statements of operations for the Nine and three months ended March 31, 2007 & 2006 and consolidated statements of cash flows and shareholders equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated October 11, 2006 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants
New York, NY
May 14, 2007

ITEM 1 FINANCIAL STATEMENTS

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT MARCH 31, 2007

	March 31, 2007	June 30, 2006
ASSETS

Current Assets
Cash and Cash Equivalents	$487,274	$665,597
Investments	9,480	0
Prepaid Expenses	339,147	414,823
Stock held by Third Party	312,009	0
Rental Deposits	37,512	26,911
Supplier Deposits	0	560,972
Other Receivable	131,962	65,968
Value Added Tax recoverable	37,741	57,870
Escrow Deposits	3,150,000	1,650,000
TOTAL CURRENT ASSETS	4,505,125	3,442,141

Property and Equipment	1,379,666	288,512
Less: Accumulated Depreciation	(174,497)	(101,545)
	1,205,169	186,967

Intellectual Property	15,183,860	15,183,860
Patents	52,337	0
Total Other Assets	16,441,366	15,370,827

Total Assets	$20,946,491	$18,812,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses and amount payable	626,071	266,390
Total Current Liabilities	$626,071	$266,390
Long Term Loan	1,144,000	0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000 issued and outstanding;
264,411,036& 205,477,579 shares	26,442	20,448
Additional paid in capital	48,231,282	28,424,747
Accumulated other comprehensive gain (loss)	(40,462)	(37,418)
Deficit accumulated during the development stage	(29,040,842)	(9,861,199)
Total Stockholders' Equity	19,176,420	18,546,578

Total Liabilities & Stockholders' Equity	$20,946,491	$18,812,968

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED

	March 31, 2007	March 31, 2006

Revenues

Operating Expenses:
Marketing Expenses	$670,598	$0
General and Administrative	2,202,498	2,449,080
Research and Development Costs	312,402	265,113
Founders Stock Option2001 Exercised	2,507,856	0
Staff Compensation Based Stock Issue	13,129,673	0
Officer's Compensation	264,822	516,981
Loss on Foreign Currency	24,215	16,210
Depreciation	72,994	34,355
Total Operating Expenses	$19,185,058	$3,281,739

Income (Loss) From Operations	(19,185,058)	(3,281,739)

Other Income	5,415	0
Investment Income	0	4,345
Value added tax recovered	0	47,864

Loss Before Income Taxes	(19,179,643)	(3,,229,530)

Income Tax	0	0

Net Loss	$(19,179,643)	$(3,229,530)

Loss Per Common Share - Basic and Diluted	(0.01)	(0.02)

Weighted Average Number of Shares Outstanding	234,944,307	135,485,612

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	March 31, 2007	March 31, 2006

Revenues

Operating Expenses:
Marketing Expenses	$440,654	$0
General and Administrative	1,088,627	632,114
Research and Development Costs	90,012	116,578
Founders Stock Option2001 Exercised	0	0
Staff Compensation Based Stock Issue	12,000,000	0
Officer's Compensation	80,771	15,079
Loss on Foreign Currency	2,979	0
Depreciation	25,168	13,519
Total Operating Expenses	$13,728,212	$777,290

Income (Loss) From Operations	(13,728,212)	(777,290)

Other Income	1,701	47864
Investment Income	0	1640

Loss Before Income Taxes	(13,726,511)	(727,786)

Income Tax	0	0

Net Loss	$(13,726,511)	$(727,786)

Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	253,102,378	149,208,213

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED

	MARCH 31, 2007	MARCH 31, 2006	Inception to date March 31, 2007

Cash flows from operating activities
Net loss	$(19,179,643)	$(3,229,530)	$(29,040,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,995	34,355	174,497
Stock Issued for Services rendered	13,987,529	1,351,011	28,508,684
Write off of web site development costs			314,302
Stock issued for services rendered			4,086,351
Stock issued for services rendered - Escrow	1,650,000	0	0
Loss on sale of securities			(5,044)
Changes in assets and liabilities
Other Loans Receivable		(309,000)	0
Change in current assets	258,693	(311,190)	(811,790)
Change in Security deposits	0	(28,056)	(26,911)
Change in current liabilities	359,680	272,666	626,071
Net cash used in operating activities	$(2,850,746)	$(2,219,744)	$3,825,318

Cash flows from investing activities
Proceeds from the sale of securities			13,584
Purchase of fixed assets (including investments)	(1,143,993)	(80,591)	(1,253,365)
Purchase (write off)of fixed assets	460		(196,130)
Web site development costs/software asset			(261,402)
Investment in intellectual property		(4,500)	(15,183,860)
Investment purchased - net			(20,198)
Net cash provided from investing activities	$(1,143,533)	$(98,510)	$(16,901,371)

Cash flows from financing activities
Proceeds from sale of A, B, and C units			1,819,950
Offering Costs - private placements			(69,625)
Deferred offering costs-registration statement			(40,000)
Purchase of Treasury Stock			(3,750)
Long Term Loan	1,144,000		1,144,000
Proceeds from sale of shares and warrants to various officers, founders and investors	825,000	1,089,000	2,771,670
Proceeds from sale of shares	1,850,000	1,070,000	7,981,544
Short Term Loan Received	0	0	0
Net cash provided from financing activities	$3,819,000	$2,159,000	$13,603,789
Effects of Exchange gain on Cash	(3,044)	(13,419)	(40,462)

Net increase (decrease) in cash and cash equivalents	$(178,323)	$(159,254)	$487,274

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, December 31	$487,274	$37,275	$487,274

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD July 1, 2005 - MARCH 31, 2007

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances June 30, 2005		119,571,344	11,957	18,827,404	(3,420,712)	(15,980)	15,402,669

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition
Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01/06/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01/06/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(9,861,199)	(37,418)	18,546,578
Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610

Comprehensive Loss						0	1,5260

Net Loss for the 3 months to 30 September 2006					(1,173,133)		(1,173,133)

Balance as at September 30, 2006		205,752,912	20,476	28,471,079	(11,034,332)	(37,418)	17,419,805

Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised 5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF 12 May 06 (200 should be 300)			100	(100)
29 December 2006 Issuance of share (Held in Escrow)	0.05	3,000,000	300	149,700			150,000
29 December 2006 Issuance of share (Held in Escrow)	0.1	24,000,000	2,400	2,397,600			2,400,000
29 December 2006 Issuance of share (Held in Escrow)	0.30	10,000,000	1,000	2,999,000			3,0000,000
Comprehensive Loss						(1,713)	(1,713)

Net Loss for the 3 months to 31 December 2006					(4,529,999)		(4,529,999)

Equity as at December 31, 2006		241,793,720	24,180	37,173,544	(15,564,331)	(39,131)	21,594,263

3 January 2007 Issuance of shares for Services	0.26	1,000,000	100	259,900			260,000
February 28 2007 Issuance of share to investor	0.2	4,000,000	400	799,600			800,000
February 28 2007 Issuance of share to investor	0.2131	117,316	12	24,988			25,000
March 20 2007 Issuance of shares for Services	0.30	40,000,000	4,000	11,996,000			12,000,000
March 31 2007
Issuance of share to investor	0.25	1,500,000	150	374,850			375,000
March 31 2007
Termination of BEW Joint Venture	0.10	(24,000,000)	(2,400)	(2,397,600)			(2,400,000)

Comprehensive Loss						(1,331)	(1,331)
Adjustment to last quarter loss					250,000		250,000

Net Loss for the 3 months to March 31, 2007					(13,726,511)		(13,726,511)

Equity as at March 31, 2007		264,411,036	26,442	48,231,282	(29,040,842)	(40,462)	19,176,420

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1    FORMATION AND BUSINESS OF THE COMPANY

Original Business

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

Acquisition

On January 13th 2004 the Board of Directors and majority shareholders of the Company agreed to restructure the Business and acquired all the intellectual property assets pertaining to a new High Storage Optical Disc format with a storage capacity of eight times the normal DVD9 disc available today. The acquisition of the IPs was made from MultiDisk Ltd and TriGM International SA. Having consolidated the intellectual property of both companies, the Company embarked upon the development of the Versatile Multilayer Optical Disc and related products.

The Business

The high capacity storage VMD disc lends itself to be adopted by several business segments like the Media, Gaming and Storage. As an initial entry to the market the company took the view to focus its initial market segment to the Media Industry. The Company today is a combined optical, media and electronics company that has created the natural successor to the existing DVD platform, delivering High Definition (HD) content quality yet utilising existing DVD production methodologies for both disc and player. This technological platform is known as Versatile Multilayer Disc (VMD), and is branded ‘HD VMD’. A prototype of both the VMD optical disc and its electronic platform was demonstrated at CEBIT Exhibition in March 2005.

Industrial prototypes of the VMD disc and its Electronic players were demonstrated in the second and third quarters of 2006, the company received Industrial validation of the technology from VDL ODMS a leading Replication Line Manufacture and experts in the field of optics. It further received support from the Media Industry with the advent of High Definition Films as it required high capacity storage optical discs.

In the information driven, digitally dependant marketplace, controlling, playing and recording content now consumes in excess of 7bn DVDs each year, largely pre-recorded with film content. Increasing capacity and capability to accommodate new high definition content is a key driver. NME’s HD VMD format represents a significant step forward in the availability of such a solution, whilst still being compatible with current market products.

Commercialization

Optical Division

The company has to date received conditional purchase agreements from three parties, Bars Media, Russia, Planet Optics in Dubai and Flora Electronics in India.

The company has several replicators who have keen interest in adopting the VMD replication lines.

The company has recruited a Sales and Marketing Director to spearhead the sales of the replication lines and has begun actively participating in Trade shows to market the VMD lines.

Electronics Division

The company at the time of this report has appointed key electronic distributors in China, India, France, Poland, and in the USA.

The primary sales distribution channel for the Company operates through its partner, distributor and retail channel network, which is being aggressively established in the launch markets.

The company has already released sample products in the chosen regions and has received keen interest in all these regions.

The company plans to soft launch in certain selected areas in the 2nd Quarter of 2007 and go into full scale production and sales in the 3rd quarter of 2007.

Creative Services

The Authoring tools developed for the media industry is currently running trials and is expected to be launched for commercial use by a limited number of Media partners in the 2nd Quarter of 2007.

The company plans on selling a commercial version in late 2007.

Encryption Technology

The anti piracy technology is at a development phase and will only be released in early 2008.

In the financial year 2006/07 the company has evolved distinctively into four operating divisions.

1.	Optics - This division involves the development of the VMD disc as well as the VMD replication Lines in collaboration with VDL ODMS.
2.
Electronics - This division is involved in the development of High Definition Optical Disc players similar to DVD and currently has prototyped three platforms using the Chip set of LSI, Sigma and ST Microelectronics

3.
Authoring Software and Creative Services - involved in the development of the HD format for the optical disc together with Authoring tools for the Media Industry to enable them to display their film content on our VMD High Definition format.

4.	Encryption and content Protection - this division is working in collaboration with a company in the US - Optikey in the development of an Anti - Piracy counterfeit protection technology.

The Company plans eventually to create independent corporate entities to manage these business and they will be wholly owned by the Company.

The company incorporated the following subsidiaries which are designed to play the following roles.

A)
New Medium Enterprises UK Ltd (formed previously as Prime Discs UK Ltd), incorporated on February 18, 2004, under the laws of England and Wales.
This company will be a Trading company for the region of the United Kingdom

B)
New Medium Management Ltd (formed previously as Wilton Business Solutions Ltd), incorporated on February 18, 2004, under the laws of England and Wales.
This company was established to manage the personnel affairs of the company on a Global basis which will include direct employees, contractors and consultants.

C)	New Medium Enterprises Asia Pacific Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China. This company will be a Trading company for the region of South East Asia
D)	New Medium Enterprises China Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China. This company was established to conduct business in Mainland China and Hong Kong.
E)	New Medium Entertainment Ltd - incorporated 19 September 2006, under the laws of England and Wales This company was established exclusively to acquire media and film rights for the VMD format.
F)
New Medium Electronics Ltd - incorporated 19 September 2006, under the laws of England and Wales
This company was established with a view of managing the electronic product development and licensing of technology.

G)
Intellitain Media Inc - incorporated 13 July 2000 under NEVADA, USA laws
This company was started at the inception of the Company. This company in the future will conduct the trading business in the USA.

New Medium Enterprises, Inc owns 100% of A), B), C), E), F), and G). New Medium Enterprises, Asia Pacific owns 51% of (D) NME, China; the other 49% is owned by other parties.

The losses, attributed to minority interest, which were incurred by one subsidiary company and included in the consolidated statement of operations for the period ended March 31 2007 have not been shown separately in financial statements because they are considered to be immaterial. The minority interest in both periods was $6,737.50, but restricted to $627, the value of shares held by minority interest.

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

Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has suffered an exchange loss of $2,979 for the 3 months to March 31 2007 due to the weak dollar, bringing the total for exchange loss suffered of $24, 215 for the nine months.

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

Furniture and Fixtures and Office Equipment	3 years
Plant and Machinery	3 years
Others	3 years

As of March 31, 2007 Property, Plant & Equipment consist of the following:

Furniture and Fixture	$251,532
Plant and Machinery	130,815
Others	997,319
Total	1,379,666
Accumulated depreciation	(174,497)
$1,205,169

Intangible Assets

Intangible Assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization from 2007. No impairments of intangible assets have been identified during any of the periods presented.

The components of finite-lived intangible assets are as follows:

March 31, 2007	June 30, 2006
$15,183,860	$15,183,860

Components of finite-lived Intangible assets acquired during fiscal years ended

March 31, 2007	June 30, 2006
$ 0	$ 0

The estimated future amortization expense related to intangible assets as of March 31, 2007 is as follows:

2007	2,277,579
2008	3,036,772
2009	3,036,772
2010	3,036,772
2011	3,036,772
2012	759,193
Total	15,183,860
Revenue Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the three and nine months ended March 31, 2007 and 2006 there were no revenues.

Other Income of $1,700 consists of interest received on its bank and fixed deposit account.

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments¨. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities¨, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities¨. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:
a)	A brief description of the provisions of this Statement

b)	The date that adoption is required

                          c)   The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations

NOTE 3    INVESTMENT IN INTELLECTUAL PROPERTY

On January 13, 2004, the Company acquired all the intellectual property assets pertaining to a new DVD format from MultiDisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of that property. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, part of these funds ($150,000) was allocated to Machinery and Equipment.

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

NOTE 5    COMMITMENTS AND CONTINGENCIES

Commercial Property

The Company rents office space from a third party on a month-to-month basis in UK, amounting to $11,200 per month, and in Los Angeles, California for six months, at $1,976 per month from November 2006, increasing to $1,965.50 from May 2007. In China for one year, at $3,387 per month from March 07. In India for 3 years, $2,000 per month from January 2007. All above agreements are cancelable at one month notice period.

Lease of Equipment

In May 2007, the company has contracted to lease Computer machinery for its authoring and encoding business at the cost of Euros 1000 ($1350) per month

Insurance

Directors and Officers Insurance at $2,049 for 10 months starting May 2007.

Technology Development and Acquisitions Agreements

1.
In May 2006, the company entered into a contract for Design and Construction of VMD Replication Line with VDL-ODMS. The project has been reassessed and re-priced in November 2006. On May 1 2007, the company renegotiated the deal with VDL ODMS which included Bars Media in the tri-party joint venture deal. The Company is now committed to pay only Euro 400,000 (equivalent to $542,000) for the first prototype for VMD Line, of which 50% is payable on the signing of the agreement.

2.
On June 17, 2006, The Company signed an agreement with Doug Carson, Inc. to develop VMD file format for VMD optical discs for a contractual price of $500,000. In July 2006, the company approved the security agreement with DCA, Inc, and signed a promissory note for $150,000 secured by 3,000,000 shares in NME, Inc. Between July to September, a total of $250,000 was paid, leaving $100,000 due in October and a final payment of $150,000 end December 2006. The 3,000,000 shares will be payable in the event of default on the final December payment of $150,000.

It is important to note that the project was put on hold by mutual agreement awaiting certain technical developments related to the Encryption developed by the Studios - AACS. Since the Encryption developed by the Studios faced technical difficulties the integration of the encryption tool had to be delayed. As the project is yet to be completed, these shares are still held by DCA and the final payments are also not made.

3.
Due to the length of time the Chinese Authorities are taking to grant its approval for a joint venture with Beijing E-World, the agreement was terminated in March 2007. The shares issued but held in Escrow are cancelled.

4.
In October 2006, the company appointed COMDRP for communication and press relation services in France for a monthly fee of Euros 1,800 ($2,440) commencing from 1st November 2006. This contract cannot be terminated for three months and afterwards it can be terminated at one month written notice.

5.
In November 2006, the company signed an agreement with Image Mark (Dean Brand Development Resources) for a competitive assessment and development of NME Brand, logo and website redesigning for a total sum of $105,000. An upfront fee of $35,000 was paid in November 2006 and another $35,000 was paid in December 2006. Balance of $35,000 is to be paid on completion of the project The Company paid $15,000 in April 2007 and as of May 2007, only $20,000 is outstanding, pending the approval and adoption of the new logo.

6.	In November 2006, the company entered into an agreement with Digital Challenge for:

6.1
Purchase of certain software for the development the Authoring Tools as well as the tools to develop the HD VMD optical disc software format. The company paid 10 million shares in lieu of cash. The 10 million shares issued to Digital Challenge, (held in Escrow lawyers.) for receipt of Alpha version in machine readable format (which has now been delivered), will now be distributed.

6.2
It further entered into a consultancy and support contract for HD VMD Authoring tools for a contractual price of $20,000 per month payable in advance over one year as per Schedule D of the said contract. This software support contract was terminated following the establishment of the Company’s own support team in Beijing.

7.
In December 2006, the company entered into a HD playback Software Purchase Agreement with SSX for a total purchase price of $22,500. The company made an initial payment of $11,250 and one installment of $5,625 and the final balance of $5,625 was paid on delivery and verification of the software.

8.
In December 2006, the company approached V2 Solutions for the design and development of Authoring software and other related assignments (E-commerce, Graphic designing, and C++, Java programming). As per agreement, the company would pay $12500 per month in cash and NME equity equivalent to $12500 per month at a 25% discounted rate (Calculated at the closing price of the last working day of the month) on receipt of invoice from V2 Solutions for one year.

9.
In February 2007, the company signed an agreement with DaTARIUS Group, where DaTARIUS becomes the preferred off-line testing equipment provider for the HD VMD optical disc format. NME and DaTARIUS will jointly own the Intellectual Property Rights that emerges from efforts in building the testing equipment for the industry.

10.
In February 2007, the company signed a memorandum of understanding with Studio Printel, a studio and design consultancy, for research and development and promotion of Authoring software in Poland, for a monthly software development fee of Euros 1250 for one year and Euros 5000 for the completed configuration, delivery and training

11.
For purposes of clarity the Company had entered into agreements with V-Tech, and Silicon Valley Plc for the research and development of prototypes and commercializing product. V-Tech consists of a unique scientific and entrepreneurial team with many years of experience in optical storage Media development and specifically multilayer technology. All intellectual property, patents, equipment, know-how and products developed by V-Tech, and Silicon Valley Plc belong to NME. The overall management of the Company is carried out from headquarters in the UK. V-Tech became a subsidiary of Silicon Valley Plc at the end of February 2006. The company continues to have a development agreement with them to this date.

Public Relations and Advertisement

1.
In January 2007, the company entered into an agreement with Zeno Group, Inc to promote media relation services, develop materials supportive of Client positioning in US market and outreach key media for technology, business and consumers for a monthly fee of $15,000 for a period of 1 year after an initial period of 3 months. The company has not renewed this agreement.

2.
In February 2007, the company appointed Juliet Francis, one of the Directors of RSV Communication as Communication Director of NME for a monthly fee of £2,500 ($5,000). She will be involved in the implementation of the entire global communication strategy for the company. She will also liaise with other regional PR firms on our behalf. RSV Communication will handle all the UK media and PR relations and plan the company’s UK launch.

Sales and Marketing Agreements

1.	In January 2007, the company received a purchase order for 10,960 players and is committed to producing 2,160 within 75 days. The delivery schedule for the balance has not yet been decided.

2.
In January 2007, the company entered into an agreement with Zaid and Group to introduce the company to Wal-Mart for the sale of NME electronic products and related software. The company is committed to paying a 20% Commission on Gross Profits of VMD products sold to Wal-Mart.

3.
In February 2007, the company announced signing of its first U.S based distribution deal with PC Rush to bring its HD Versatile Multilayer Disc (VMD) players to the U.S. market for the first time. PC Rush will distribute and market the HD VMD Media Player Duo and HD VMD Media Player Quattro, which will allow consumers to play their existing standard-definition DVD collections up-converted to HD, as well as allow consumers entrance into the HD playback market with the high quality, and high value VMD disc format. There is a monthly marketing plan fee of $10,000 for the first 6 months, and thereafter, the greater of 1%of the monthly sales or $7,500

4.
In February 2007, the company announced signing of an agreement to sell its first Versatile Multilayer Disc (VMD) universal lines to Bars Media Group based in Kazan, Russia. NME will supply a total of 10 lines to Bars Media Group over a three year period and Bars Media will be the exclusive agent of the multilayer VMD format in Russia. On March 31, together with VDL-ODMS, a tri-party Joint Venture was set up (see above) for the sale of the VMD replication lines.

5.
In March 2007, the Company entered into an agreement with Mr. Rashid Karmastaji, President of Friend Real Estate Co. to represent NME and to promote VMD Discs and Players to maximize Sales and market presence in Dubai U.A.E. The company granted Mr. Rashid Karmastaji 400,000 share warrant in exchanged for his services. These warrants have the right to be exercised @ 0.25 cents over next three years. The Company is committed to paying a 15% Commission on Royalties earned from the sale of VMD products in the region.

6.
In March 2007, the company signed a memorandum of understanding with Tsuburaya Dream Factory (TDF) to establish a Joint Venture for sales management, promotion, and marketing activities in Japan. The company will contribute 50% of the Joint Venture Capital calculated as US$42,000 (YY 10 Million). Profits from the Joint Venture will be shared equally

7.
On March 22 2007, the company and MCA Technology France reached a Distribution Agreement. MCA Technology is being given exclusive rights to distribute NME Products to French territories and all other European territories where MCA has a strong footprint. NME can now provide the French and other European consumers with a true HD alternative with competitive solution both in terms of pricing and quality.

Film Rights Acquisitions - HD VMD Format

1.
In December 2006, the subsidiary, NME Entertainment Ltd signed an agreement with HGC Films (JIAHUA LTD) for the acquisition of 5 Chinese titles for $30,000 in total. The company has paid $15,000 upfront and is committed to pay $5,000 per year for next three years.

Please see subsequent events on further acquisitions of film rights as well as forward looking statements

Patent filings

During last quarter, the company secured worldwide patents surrounding its high-capacity Versatile Multilayer Disc (VMD) technology. The company paid $52,337 to IP Lawyers for fees which have been capitalized. We are unable to quantify the total fees until the process of registration is completed. The NME and VMD Trademarks has also been registered in US, Europe, India, China and Russia, costing $9,215

Legal Proceedings

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

Related Party Transactions

The company paid the following:

	3 months ended		9 months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
For R&D V Tech For Scientists	$38,400	$38,400	$115,200	$126,665
For Contracted Staff Turtle Technologies (India) Pvt Ltd	$27,420	$34,169	$41,157	$41,669
For Contracted Staff Turtle Technologies (India) Pvt. Ltd associations	$14,029	0	$38,942	$29,686
Silicon Valley Plc for use of its staff	$12,457	0	$21,199	0
For Consultancy Andrew Danenza, the son of Ann Kallgren for consulting and other services	$20,000	20,000	$60,000	$58,000

NOTE 6    LONG TERM LOAN

On February 28, 2007 the Tribal Sarl Loan and accrued interest was repaid and another long term loan of $1,144,000 was secured with Postie Trading Limited for 13 months through its subsidiary, New Medium Enterprise UK Ltd. A debenture was filed by Postie Trading Ltd on the subsidiary, and shares in the parent Company have been offered as collateral for the loan. The rate of interest as per contract will be payable at maturity and carry an interest rate of 13% per annum and this will be paid as follows:

1.	8 % in cash
2.	5 % in warrant coverage @ 16 cents

As at March 31, 2007 the outstanding balance on the loan is $ 1,151,627 (including interest).

NOTE 7 STOCKHOLDERS' EQUITY

The Company's authorized capital stocks consist of 500,000,000 shares of common stock (par value of $.0001) and 200,000,000 shares of non-voting preferred stock (par value $.0001).

The original par value had been $.001 per share. In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements were restated retroactively to recognize the new valuation.

During the period to March 31, 2007, 4,000,000 and 117,316 shares of common stock were issued to investors at a fixed price of 20 and 21.31 cents. The company in return received $825,000.

Metcash Ltd had subscribed for 4,000,000 shares @ $0.20 cents as above and was also granted 2,500,000 warrants @ $0.32 cents exercisable within 5 years.

On March 31, 2007, 1,500,000 of common stock were issued to an investor at a fixed price of 25 cents. The company in return received $375,000. This relates to the commitment from the investor to invest a total of $1 million in 3 installments. The final installment of $375,000 is due June 30, 2007

During the period to December 2006, 37,000,000 shares of common stock were issued and held in Escrow for total value of $5,550,000. The 24 million shares issued to Beijing E-World will now be cancelled, on the termination of the Joint Venture, and released from Escrow.

The 10 million shares to Digital Challenge will also be released in May 2007 in lieu of payment as per the purchase Agreement

For each issuance of equity instruments for services provided, the valuation of the issuances represents the fair market value of the shares at the date of issuance and has been charged as an expense in the statement of operations. The equity issuances to management are in accordance with their own compensation as per their service contracts, and the compensation share award which has been approved by the 53% majority shareholders. These initial issuances are further inducements for management to join for the time being a non - commercialized product entity.

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

Deferred Share Subscriptions and Outstanding Warrants

Apart from above Share issues one current shareholder has subscribed for 4 million shares at 0.25 cents per share. 1 million shares were issued in December 2006 and 1.5 million shares were issued in April 2007 and the balance is due at the end of June 2007.

Following Warrants and Stock options are outstanding:

Warrant No.	No of Shares Entitled	Exercisable Price	Expiry Dates

F102	3,750,000	$0.04	August 11, 2009
F103	2,000,000	$0.10	June 08, 2007
F104	16,923,077	$.065	April 20, 2011
F105	4,000,000	$0.25	May 31, 2010
F106	100,000	$0.10	August 31, 2011
F107	75,000	N/A	November 30, 2011
F108	250,000	$0.2325	October 16, 2009
F109	2,500,000	$0.32	February 15, 2012
F110	50,000	N/A	February 27, 2012
F111	387,292	$0.16	February 27, 2012
F112	7,150,000	$0.16	February 27, 2012
F113	50,000	$0.25	March 21, 2010
F114	10,000	$0.25	March 28, 2008
F115	1,500,000	$0.25	May 31, 2010
F116	800,000	$0.25	December 04, 2012
F117	11,000,000	$0.25	December 04, 2012
Total	50,545,369

NOTE 8    SUBSEQUENT EVENTS

Financing

1.	On April 11 2007, 2,173,913 of common stock were issued to investors at a price of $0.23 cents. The company in return received $ 500,000.

2.	On April 30 2007, the 555,422 of common stock were issued to investors at a price of $0.18 cents. The company in return received $99,974.

Commercial Agreements

1.
On April 04, 2007 The Company entered into an agreement with a leading replication house, Dubai based Planet Optical Disc (POD). The deal ensures that POD will be the first HD VMD replicator and it will also provide replication to sub-continent.

2.	On April 16 2007, the company entered into an agreement with two major content distributors Seven 7 Sept and Metropolitan
3.
On April 17 2007, the company announced that it will invite all registered shareholders as at 23rd May 2007 to attend the company corporation presentation which will be held in New York, scheduled for 5th June, 7th June in Stockholm, and 11th June 2007 in London.

4.	On April 18 2007, the company participated and sponsored Disc-Tech Expo held in Mumbai for the launch of HD VMD Bundle Box in India.
5.	5.On April 27 2007, the company announced a deal with Delhi based Eagle Entertainment to make available India’s first animated Blockbuster ‘Hanuman’.
6.	On April 27 2007, the company announced a deal with ORAVA Ltd, Europe’s largest Electronics Distributor, with a distribution channel in most established territories of Europe.
7.	On April 30 2007, 2,250,000 of common stock were issued to a consultant for services rendered.
8.
On April 19th the Company reached an agreement with VDL ODMS and Bars Media. The first VMD disc manufacturing line prototype design has been completed. This line is designed and co-developed by VDL-ODMS, NME and Bars Media and will allow for the manufacturing of four different types of discs-dual-layer red laser (DVD-9), a multilayer red laser (VMD), a dual-layer blue laser (HD-DVD). Together with VDL-ODMS, an agreement was reached to sell the first batch of VMD replication lines to Bars Media, which should encourage more replicators to follow suit.

9.	On April 16 2007, the company entered into an agreement with two major content distributors Seven7Sept and Metropolitan.
10.
On May 01 2007, The Company re-negotiated with VDL ODMS and made a new agreement and will only pay Euro 400,000 for its first prototype VMD Line. This is in relation to the tri-party Joint Venture with Bars Media.

11.	On May 10th the company appointed Mosaic Inc as an Investment Banker for the Company and placement agent for its PIPE offering and IPO.

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

Plan of Operations for the next 12 months

The Company, even though it is about to release its first generation products, will continue to be a development stage company engaged in the development of our proprietary technology, VMD, seeking to develop next generation blue laser high capacity optical storage disc. To date, we have generated no revenues, but the Company is currently commercializing its product with the following order commitments that we generated in the last 5 months.

Optic Division
1.	Bars Media - the sale of two disc replication line in 2007 and a further 10 lines in 2008
2.	Planet Optic - sale agreement for the delivery of one VMD line in 2008
3.	Flora Electronics - sale agreement for the delivery of one VMD line in 2008

Electronics

1.	PC Rush order received for 10.960 players
2.	We have several distributors appointed for the sale of players. They are currently waiting products samples which should be delivered to them in the 2nd Quarter of 2007.

We are yet to commercialize the Authoring Tools and the Anti Piracy Technology.

Commercial Activities

In the quarter ending March 31st the company completed various product trails and commenced marketing its 1st generation product line. The company embarked on an aggressive marketing campaign for its HD VMD products in 10 regions, Japan, China, India, Middle East, Europe, Iceland, USA, Brazil, Russia and Australia and reached agreement with several content distributors and electronic distributors in the respective regions.

During this period also the company conducted various market research and product demonstrations in these regions.

The company appointed a number of Sales Agents and Distributors for its products in the quarter beginning April 1st 2007. The company is confident that by the end of the quarter ending June 30th that HD VMD products will available in limited quantities in several of the regions described above.

The company plans on launching its full scale sales and marketing operations in the 3rd and 4th quarter of this year in all 10 regions as mentioned above which will include HD VMD content, HD VMD electronic players and Authoring tools to Production Studios.

The company plans to hire key personnel for further development of business as it grows. However we do not expect significant changes in the number of employees, and have hired consultants on a contractual basis and intend to form Joint Venture Marketing partners in various regions of the world.

The company's management plans to pursue an active policy towards growth and the creation of revenue by the sale of products using strategic alliances, joint ventures and acquisitions within the realm of content providers, manufactures, replicators and drive manufacturing OEMs.

The company will focus the next 12 months strictly in sales and marketing of its HD line of products that it has already developed and will devote a significant part of its financial resources in attaining a sizable global market share.

Research & Development

The company will also devote financial and engineering resources to continue its R&D in the following areas

1.	Continuous development on the next generation VMD replication lines
2.	Continuous development on the next generation of VMD electronic Devices
3.	Development of anti -piracy technology.
4.
In the early part of 2008 the company plans subject to achieving its set Sales targets in 2007 to enter into the development of products to comply with blue laser. This product line will be only targeted at the High end business to business storage market.

Technology Partners

The company has several key technology partners.

Optics -

1.	V-Tech and Silicon Valley plc
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
2.	VDL ODMS - VMD replication Machine line designers and manufacturers
3.	DaTARIUS - Optical Media Testing
4.	Iselmann - Packaging
5.	Dr. Shank

Electronics

1.	Shinco Electric Appliances Co Ltd
2.	Sistech Limited
3.	Asus International
4.	Atmel Corporation
5.	A.K Industries Ltd

Authoring Tools

1.	Digital Challenge
2.	V2 Technologies India
3.	Printel - Poland

Anti Piracy Technology

1. Optikey Inc.

Future Financing

The company is currently planning on an IPO. This is currently planned for the 3rd Quarter of 2007.

The company will continue to raise funds through private placement during the interim period.

The company has appointed Mosaic Inc for further fund raising for the company pre-IPO. The company plans on raising a further USD 3 million through a private placement outside the United States. As of the date of the filing the company has received a commitment for USD 600,000 as part of this placement. The offer will be open until June 30th 2007.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, we had available in cash the sum of $487,274 and accrued expenses of $117,827. The company had an underwriting of $375,000 on the close of 31st of March which credited to the bank account on the 2nd of April.

We raised funds through private equity transactions from accredited investors during the period to 31 March, 2007, and received $1,200,000. A long term loan of $ 1.144 million for 13 months was raised through its subsidiary, New Medium Enterprises UK Ltd in February, 2007 and could be extended by mutual consent. A debenture was raised by Postie Trading Limited on the subsidiary, and shares in the parent Company were offered as collateral for the loan.

We have an underwriting commitment from one of our existing Shareholder for the balance of $375,000 investment for 1,500,000 common shares receivable on June 30, 2007.

We intend to meet our long-term liquidity needs through available cash and cash flow from revenue from the commencement of sales as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

During the quarter ended MARCH 31, 2007 there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings to which the company is a party to or which any of their property is subject.

ITEM 2 CHANGES IN SECURITIES

Due to the termination of the Joint Venture with MPEG Holdings in Hong Kong, and Beijing E-World, 15 million shares has been cancelled and 24 million shares will be cancelled in May 2007, respectively

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In November 2006, NME’s Board approved a compensation plan for its directors, management, and consultants which was subject to majority shareholders consent. We received 53% consent from the shareholders and the compensation plan has been approved. An Information Statement was issued beginning February 2007.

PART III OTHER

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

May Ltd. is an affiliate of the Company which owns 36,750,249 common shares equal to 14.7% of the outstanding shares of the Company's common stock. Ann Kallgren is the sole shareholder of May Ltd. She is also the sole shareholder of Southwark Properties Limited which owns 5,972,279 shares of the Company's common stock. May Ltd. and Southwark Properties Limited, together own an aggregate of 17.1% of the Company's outstanding common stock, over which Ann Kallgren and her spouse, Victor Danenza, share joint voting control. Victor Danenza is a control person of the company.

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

1.	During the annual period ending March 31, 2007 the company paid $12,800 to VTech, a primary R & D Facility which employs key scientists.
2.
The Company shares its office space with various entities in which May Ltd. is a principal shareholder. From October 2005, a new rental agreement was signed with Pentagon Glass for larger office space including previous Triband Global offices for a monthly fee of $11,200. During the Period ending March 31, 2007 NME reimbursed to OneSoft Retail and Business Solutions, a total of $14,029 for use of its office staff.

3.
During the quarter ending March 31, 2007, the Company continued with the services of OneSoft Technologies UK, formerly Turtle Technologies UK Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. For the Quarter ending March 31, 2007, the company paid $9,750 to Turtle Technologies (India) Pvt Ltd for their ongoing R&D and website development and maintenance.

4.
During the quarter to March 31, 2007, the Company continued with the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd. and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and receives an ongoing monthly fee of $6,666.66.

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

EXHIBITS & REPORTS ON FORM 8-K INCORPORATED BY REFERENCE:

Date of Earliest Event	Date 8k Filed	Summary of 8K Incorporated by Reference
02/12/2007	02/12/2007	NME announce the repayment of short Term Loan and acquisition of new Long Term Loan for $ 1.144 Million. NME announces the receipt of investment of $800,000 for 4,000,000 shares issued @ 0.20cents
04/05/2007	04/12/2007	NME approved 2,250,000 common shares to Victor Denanza for 04,05,06 Services. NME also announced Mr. Sanjay Khar as Director Global Marketing, Optical Division.
01/04/2007	01/04/2007	NME terminated the Joint Venture with MPEG technology Co. Ltd.

At MARCH 31, 2007, the Company's Current Assets Amounted To $4,505,125 While Current Liabilities Amounted To $626,071.

SIGNATURE

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

May 14, 2007

BY: /s/ MAHESH JAYANARAYAN
Mahesh Jayanarayan
PRESIDENT & CHIEF EXECUTIVE OFFICER