Form 10KSB
period 2007-06-30
NEW MEDIUM ENTERPRISES INC
filed 2007-09-28
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2007

Commission File Number: 333-51880

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	11-3502174
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Mahesh K Jayanarayan, CEO
195 The Vale
London UK W3 7QS
Tel: 011 44 208 746 2018
Fax: 011 44 208 749 8025
(Address, including zip code and telephone numbers, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,$0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No 

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had no revenue for its most recent fiscal year.

As of September 25, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,610,674.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

Shares of Common Stock, $0.0001 par value, outstanding as of September 25, 2007:  337,954,035

NEW MEDIUM ENTERPRISES, INC.
Form 10-K for the Year Ended June 30, 2007

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the documents incorporated by reference in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events. Certain statements contained in this annual report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the registrant to sustain, manage or forecast its growth; the ability of the registrant to successfully make and integrate acquisitions; manufacturing costs and availability; new product development and introduction; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The registrant disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS

The company was incorporated in Nevada on August 2, 1999 under the name Shopoverseas.com Inc. On July 10, 2000 we changed our name to New Medium Enterprises, Inc. (“NME” or the “Company”).

On January 13, 2004 we acquired the intellectual property rights associated with a new and emerging DVD format known as Versatile MultiLayer Disc (VMD). At that time, we discontinued the internet and wireless businesses in which we had been engaged, and have since focused all of our resources on developing our proprietary VMD prototypes and a related pipeline of products as our core business. As a result, we are positioned in the Optical Disc Storage sector, a substantial and growing segment of the data storage market, in which DVD formats comprise the largest segment. We believe this sector of the storage market is currently undergoing a cycle of change precipitated by the emergence of high definition TV into the marketplace.

Our VMD technology increases the capacity of a conventional DVD by a factor of up to 5 allowing much greater storage for data and film content. Because VMD is based on current DVD 'red laser' technology it means that after a software upgrade, VMD is compatible with conventional DVD drives containing the correct internal chipset. Significantly, VMD discs can be produced by making modifications to the sputtering and bonding processes of a conventional DVD replication line, thus making use of current infrastructure of red-laser based DVD replication technology. The Company has negotiated or is in the process of negotiating partnerships with production facilities, drive manufacturers and content owners to exploit VMD's capabilities. We have contracted with VDL-ODMS, a major replicator in The Netherlands to build our first owned replication line.   The company expects production of pre-recorded VMDs with film content to commence by November 2007.

We believe that in the information driven, digitally dependant marketplace, controlling, accessing and storing large quantities of data is a fundamental requirement. These data storage markets now consume over 7 billion DVDs each year, largely pre-recorded with film content. We believe the demand for increasing capacity will be a key driver for these markets. We also believe VMD represents a huge leap in the availability of that capacity, yet based on current market products.

As the desire for ever greater storage capacities rises, we feel consumers will be reluctant to adopt new technologies unless there is a clear market leader. Blue laser technologies are the chief competitors to VMD.  The two emerging blue laser technologies, known as Blue-Ray and HD DVD, are competing to become the standard blue laser format, but to date no single format has emerged successful. We believe this represents a significant market opportunity for NME’s VMD technology.

The company is centred on further developing innovative storage technologies, along with congruous video compression technology, in pursuit of a new generation of high performance, low cost digital storage devices. We believe the convergence of High Definition with VMD technology will provide the company an opportunity to leverage its expertise in the development of high definition players, recorders and personal video recorders.

During the fiscal year ended June 30, 2007, NME began commercialisation of its products and made plans for the distribution in France, USA, East Europe, Australia, Poland and India.  The company is planning to roll out certain of its products by December 2007, with product launches in USA, France, Germany, East Europe, Australia, Poland and India.

The company is organized into three operating divisions:

1.
Optics - This division is responsible for the development of the VMD disc in its entirety, from mastering, replication, printing to packaging besides the VMD replication lines in collaboration with a consortium partners.

2.	Electronics - This division handles development of High Definition Optical Disc players.

3.
Media Division - Authoring Software and Creative Services - This division is responsible for the development of the HD format for the optical discs themselves together with authoring tools for the media industry to enable them to display their film content on our VMD discs.

Optics Division
The company has recruited Mr. Sanjay Khar as Sales and Marketing Director to spearhead the sales of replication lines besides setting up this global operation.

Electronics Division
The Company intends for its primary sales distribution channels to operate through its partner, distributor and retail channel network, which we intend to establish in the launch markets. The company has released sample products in the U.S.A., France, Germany, East Europe, Australia, Poland and India. The company plans limited sales of its products in certain selected areas in the 3rd Quarter of 2007 and intends to go into full scale production and sales in the 4th quarter of 2007.

Media Division
The Division has two distinctive departments: Authoring Tools development and provision of Creative Services. The acquisition of contents is also included in the responsibilities of this division.

The company has successfully developed the Authoring tools for the media industry and after running trials, the tools are expected to be launched for commercial use by a limited number of Media partners in the 3rd Quarter of 2007. The company plans on selling a commercial version in early 2008.

How VMD Technology Works

We believe VMD delivers capacity, flexibility and market potential greater than what is currently available and is therefore capable of competing with emerging technologies in blue laser.

Conventional DVDs are either single, or increasingly, dual layer discs which store and retrieve digital content (e.g., video) from a data layer or layers within the thickness of the DVD. DVDs are usually 0.8mm thick and have a reflective layer to bounce the laser back that is used to read or record data.

VMD allows data storage on multiple layers within a standard DVD disc. NME’s scientific team has patented processes to make this technology viable by producing multiple readable layers within the 0.8mm DVD thickness, each capable of storing as much data as a conventional DVD.

As VMD discs can be read by many standard DVD-RW drives once their internal software (firmware) has been updated, this enables VMD to be backward compatible with many DVD-RW drives. We anticipate the VMD player technology will be delivered into a number of other devices, such as PC's, set-top boxes, access devices and game consoles. We anticipate the software up-grade will be available free to download on the internet for PC users, or burnt on a specific track within every VMD disc.

Key Advantages of VMD

Versatile: Inherent backward compatibility with most existing and previous disc formats. VMD Drives will be able to read most other standard formats including CD and DVD.

Adaptable: VMD multilayer technology does not function exclusively with red laser, but can also easily be applied to blue laser technologies. We anticipate that VMD could therefore attain even larger storage capacities if employed with blue laser technologies.

Affordable: We anticipate VMD will require only minimal modifications to conventional DVD manufacturing equipment. We believe this will translate into lower costs to the producers and little to no price increases for the end-consumer when compared to conventional DVD players and discs. VMD technology is based on conventional CD/DVD machinery, technologies and inexpensive commercial red lasers, and consequently holds the advantage of simplicity in disc and drive manufacturing.

We believe VMD discs can be produced by standard dual layer DVD type replicator lines without significant modification to their facility. The Company intends to negotiate partnerships with major production facilities, drive manufacturers and content owners to exploit VMD's capabilities.

As conventional DVD discs can work in VMD players, the VMD discs and players allow content owners to deliver their material in much higher quality (such as the new High Definition standard in video). VMD technology also has the unique advantage of avoiding the need to persuade consumers to replace their existing DVD collection. We believe this is a crucial advantage in terms of VMD's market potential.

PRINCIPAL PRODUCTS

VMD DISCS

We anticipate the HD VMD disc will be produced in a number of formats:

•	READ ONLY
•	WRITE ONCE
•	RE-WRITABLE
•	READ ONLY/RE-WRITABLE COMBINED

We anticipate that VMD discs can be mass manufactured at low cost using existing dual layer DVD type manufacturing facilities and equipment. The discs also employ a self protect feature that protects the disc’s data from analysis after manufacture. The disc architecture serves as an additional protection from copyright violations. We expect the storage capacity on the first generation of VMD discs to be up to 20 GB.

VMD REPLICATION LINE

VMD discs can be produced by making modifications to the sputtering and bonding processes of a dual layer disc replication line, thus making use of the current infrastructure of red-laser based DVD replication technology.

We expect to sell licenses for VMD replication technology pursuant to which we would earn a licence fee on each line of VMD discs produced by the replicator lines producers.

NME intends to manufacture through one of its vendors what we anticipate to be the first commercial line to produce both dual layer and multilayer red laser discs, which is scheduled to be completed in October 2007.

VMD PLAYERS

NME’s players contain a chipset that enables HD content on VMD discs to be read by a red laser DVD player.

The drive used in a VMD player is very similar to the standard DVD RW drive except for modifications to the firmware to instruct the laser to read multiple layers. The modifications in the software re-calibrate the red laser, enabling it to read data on all data layers (not just the top and bottom layers as in conventional dual layer DVDs).  We anticipate sales of the players by December 2007.

We also anticipate VMD player technology will be used in a number of other devices such as personal computers (PCs), set-top boxes, access devices and game consoles. We anticipate making the required software upgrade available free on the internet for PC users or burning it onto a specific track within every VMD disc. We anticipate a website being ready for this purpose around December 2007 where PC users would be able to download the software which has already been developed.

AUTHORING AND ENCODING SOFTWARE

NME has developed its own VMD authoring software which we anticipate being available to professionals in the market by March 2008. This software is currently used by NME to author content for conversion into HD VMD for NME use only.

Aided by our software, we anticipate that vendors will be able to sell HD quality films at a premium price, or provide whole collections of films on one disk, thus minimizing both disc purchase and packaging prices.

In the last few months, New Medium Enterprises Inc has been working on building a content library. We are in discussions with different film studios and independent content distributors in China, Japan, Germany, France, Iceland, Poland, Scandinavia, Russia, US, UK, Australia, New Zealand and India. We believe the content market could be another revenue source to NME through format fees, content conversion, and sale of authoring software.

MARKET OPPORTUNITY FOR PRINCIPAL PRODUCTS

Global DVD Market

The most widely known competing technologies to VMD are blue laser based and although offering higher data densities, currently provide less storage capacity than VMD and require the consumer to buy new content and replace their DVD drive or player with expensive new equipment. In many regions of the world, the DVD type optical disc technologies have, or are gradually becoming, the dominant consumer storage medium, primarily due to their low cost of production, ready distribution and relative longevity and reliability.

DVD disk replication worldwide in 2005 was estimated to be over 7 billion units. By value, the International market for DVDs is expected to be worth approximately $85 billion (USD) by 2010 (Source: Informa Telecomms and Media).

The pre-recorded market consists almost exclusively of pre-recorded feature film content. This market is dominated by Hollywood film studios in the West and equivalents in the East and Far East. It is these content owners who control which entity replicates for them, with Hollywood studios being the most influential. The result of this is that the majority of the current pre-recorded DVD supply chain is concentrated into five replication companies, which between them provide a high proportion of the global output.

We anticipate that emerging markets are likely to be the most attractive for red laser based DVD formats, whilst established DVD markets will be more favourable for blue laser technologies and therefore will be the most difficult for us to compete in. However, we believe that even the established DVD markets will likely present a legacy opportunity, where consumers who do not wish to change formats or are unwilling to invest in higher priced blue laser equipment will provide commercially fertile groups for VMD for some years, provided appropriate channels can be found.

Although we view Latin America as an emerging DVD market, we believe it is likely to follow North American trends due to the prevalence of Hollywood content.

Global High Capacity Disc Market

The markets for DVDs are fast maturing in the US, Europe, and Japan. With increasing adoption of HDTV in these markets, as well as other markets around the globe, we expect the demand for higher storage capacity discs for High Definition content to continue to increase.  According to research figures, the demand for HD discs is expected to increase from under 500 million discs in 2007 to approximately 3500 million in 2011 (Source: Understanding & Solutions). We hope to position VMD to gain a sizeable share of this market.

High Definition Television (HDTV)

The home theater industry has been eagerly following the progression of HDTV in all of its transmission formats since its inception in the fall of 1998. The recent introduction of optical high definition storage formats is the latest phase of the evolution of high definition television entertainment. To address this opportunity, NME intends to introduce two models of HD VMD players to the U.S. market by December 2007.

We expect that the fast growing adoption of HDTV in the US, Japan and West European countries will boost the market opportunity for VMD products, which we believe to be a more natural upgrade from conventional DVD products based on red laser technologies, equipment and infrastructure.

The following chart shows the historical and projected adoption of HDTV in the US, Japan and West Europe, which we believe will result in increased demand for High Definition contents as well as products to store and play it back.

	2003	2004	2005	2006	2007	2008	2009
USA	3%	6%	15%	25%	38%	55%	81%
Japan	3%	10%	18%	27%	40%	55%	85%
Western Europe	1%	2%	4%	9%	17%	27%	35%

(Source: Understanding & Solutions)

Above figures show how much the household penetration of high definition TVs in percentage terms in three major markets.

DVD Players

Of the approximately one billion DVD drives found in most personal computers, game consoles and stand alone DVD players/recorders, Understanding and Solution's research suggests that approximately 450 million of these are DVD-R drives. It is these drives that we believe are most suitable for a simple firmware upgrade to enable them to read the extra data that HD VMD discs can store.

LAUNCH/DISTRIBUTION/SALES OF PRODUCTS

In the 4th quarter of 2006, in an effort to generate publicity for our HD VMD dual-player, we delivered bundles consisting of a HD VMD player and HD Demo Disc to selected distributors, content owners, replicators, studios, production companies, and the press. The launch of our multilayer player in the retail market is being planned in France, Scandinavia, East Europe, Australia, Iceland and India by December 2007, with our multilayer discs in the first 4 regions and the dual layer discs in Iceland and India.

We anticipate the possibility that we could form alliances for distribution/sales of our products with companies that already have existing DVD sales channels. We are also planning to establish additional regional representative offices or relationships with partners in strategic countries to promote distribution/sales to the mass market. At present we have representatives in France, Germany, Japan, China, Brazil and India. We are also setting up an E-Commerce website to sell our products via the web in the future. At the moment we are selling online using Amazon.com.

NME has also established two companies in China, New Medium Enterprises Asia Pacific Ltd. (NME Asia Pacific) and New Medium Enterprises China Ltd. (NME China). Both of these companies are wholly owned subsidiaries of NME and have been formed for joint ventures, to handle operations, and to work in conjunction with the principal existing Chinese market manufacturers and distributors to promote our products.

On 30th of May 2006 we exhibited our discs and VMD line concept to major replicators from around the world at the Mediatech show in Frankfurt, Germany. Our participation was sponsored by the Mediatech and supported by VDL-ODMS. The focus of attending the exhibition was to encourage existing replicators to adopt our VMD technology. This show was followed by the Mediatech exhibitions at Barcelona in Feb 2007, ODS in India in April 2007 and at Long Beach USA in May 2007.

OUR SALES AND MARKETING STRATEGY FOR ELECTRONICS

Initially our plans are to partner with OEM and ODM manufacturers in China to license our technology to them. Most OEM manufacturers have their own sales channels and we intend to tap into that market. We also plan to market and sell directly to electronics distributors worldwide independently of the OEMs.

In addition, we anticipate selling directly to retailers who have no global sourcing arrangements in China and work with leading brands to license our technology to them.

COMPETITION

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are many approaches being pursued in competition to our technology, including some by private companies for which information is difficult to obtain. Most of our competitors have significantly greater resources, and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to produce high capacity, next generation discs that could effectively compete with the current blue laser products being produced by companies such as Sony and Toshiba. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we would then suffer a competitive disadvantage. As a result, we may be unable to compete successfully in the market place, which could have a material adverse effect on the price of our stock.

Blue Laser Based Technology

The USA is the biggest global consumer and producer market of pre-recorded DVDs with the European market being the second largest. The market appears set to change significantly with the emergence of two new higher specification technologies: Blu-ray and HD DVD, both of which are blue laser based optical disc technologies allowing greater storage capacities.

Blu-ray is the next-generation optical disc format developed by the Blu-ray Disc Association (BDA), a group of leading consumer electronics companies including Panasonic, Samsung, Apple, Dell and Hewlett-Packard, but is generally viewed as a Sony product. The format uses a blue laser rather than a red laser, which is employed by current DVD players to enable recording, rewriting and playback of large amounts of data. A single-layer Blu-ray Disc can hold 25GB of data, which can record over 2 hours of HD content or approximately 13 hours of standard resolution content. HD DVD was developed by Toshiba and NEC, and is supported by Warner Bros., Paramount and Universal. Like Blu-ray, HD DVD discs are the size of a conventional DVD disc, but have much greater storage capacity and can hold an entire feature-length film at HDTV resolution.  A single-layer HD DVD disc has storage capacity of approximately 15GB and dual-layer capacity of approximately 30GB.

We believe the lack of an agreed-upon HD standard will cause indecision in the market and aid the case for VMD.

US and Europe

Both the US and Europe pose significant barriers to entry to the data storage market. Many key enterprises within the market place are aligned with one or other of the blue laser based technologies, making access to these markets difficult for new entrants.

Consequently, we have focused on the other world markets and content vendors such as Eros, AP International, and Eagle Films, who are content providers for mainly Bollywood films, Tsubaraya, Scanbox, Lazy Town, VCL, Seven 7 Sept, BAC Films, Icon Pictures and Anthem Pictures. These content vendors distribute worldwide and enjoy significant sales in Europe (specifically the UK). We anticipate that these partners, who we believe will see VMD as a market-ready, compatible technology which enhances their own business development plans will also help introducing VMD technology into their markets.

China

In China, VMD technology faces competition from two other developing high definition technologies: digital videodisk (HDV) technology and Internet DVD (IDVD) technology. We are strongly promoting our Chinese assembled VMD players in the country at exhibitions like the Shanghai Film Festival.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our potential principal suppliers and vendors are:

-	VDL-ODMS BV, The Netherlands - for Engineering and VMD replication line
-	AWM Switzerland - for mould manufacturing
-	Plasmon, France - for optical mastering and stamper manufacturing
-	Asus International - for production of drives to be used in Players
-	DaTARIUS – for offline quality control
-	Ilsemann – Packaging
-	Netstal Maschinen, Switzerland - Injection Molding systems
-	Dr. Schenk, GmbH - for VMD scanner project

Our potential service contractors are:

-	Digital Challenge
-	Semilla Corporation
-	V2 Technologies
-	DCA - for VMD file format development

We are at present in discussions with various original equipment manufacturers (OEMs) and electrical manufacturer suppliers (EMS) in China and Europe to manufacture our HD VMD player.

INTELLECTUAL PROPERTY

We have filed patent and provisional patent applications in various countries to protect certain intellectual property we have developed.

We have obtained licenses from various parties which we deem to be necessary or desirable for the manufacture, use or sale of our technologies and products.  In general, these licenses require that we pay these parties certain fees for the use of their technologies in the development and sale of our products.

We have also reserved figurative trademarks for use in the development and sale of our technologies and products including figurative trademarks containing the names NME and HD VMD.

GOVERNMENT REGULATION

CE Marking

CE Marking on a product is a manufacturer's declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislation, in practice by many of the so-called Product Directives.

Our products must meet the requirements for CE Marking before they can be sold in the EU.

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

RESEARCH AND DEVELOPMENT

The estimated amounts spent on research and development during each of the last two fiscal years is: 2007 - $12,095,510 and 2006 - $544,663. Our principal research and development activities consist of product development of VMD discs, VMD players, replication lines and authoring and coding software.

EMPLOYEES

We have 44 total employees in the company, of whom 40 are full-time employees.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders, and we will not voluntarily send an annual report to security holders, officers or prospective investors. We are required to file reports with the Securities and Exchange Commission under section 15(d) of the Securities Act. The reports will be filed electronically. The common reports that we are required to file are known as Forms 10-KSB, 10-QSB, and 8-K. You may read copies of any materials we file with the SEC at their Public Reference Room at 450 Fifth Street, NW. Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http:www.sec.gov that contains reports, proxy and information statements, and will contain copies of the reports that we file electronically.

RISK FACTORS

You should carefully consider the risk factors, together with all other information in this document and the documents we have incorporated described below by reference, before you decide to purchase shares of our common stock.

The following risks and uncertainties are not the only ones we face. Risks and uncertainties which either we do not know about or we currently believe are immaterial may also materially impair our business operations. If any of the following risks occur, our business, results of operations, financial position or cash flows could be adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have no history of revenue, and expect to continue to incur operating losses until such time as our first generation products achieve commercial acceptance.

We expect to continue to incur operating losses for the foreseeable future at least until such time the first generation products are commercialized, provided we are able to generate fees through royalty agreements and joint venture agreements. Any fees we could potentially generate would most likely not occur until and unless the actual products are produced after validation of the industrial prototype.

Our limited operating history makes it difficult to evaluate our business and future performance.

Given our limited operating history, there are no meaningful period-to-period comparisons of our operating results from which to evaluate our performance. The lack of performance history of our products, our limited forecasting experience and processes and the emerging nature of our target markets makes forecasting our future sales and operating results difficult.

Revenues generated in the future, if any, might not be sufficient to finance the complete cost of our research and development.

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

If production costs increase, our products may become too expensive to compete with other technologies.

Changes might occur in the estimated cost of equipment needed for commercial VMD mass production and distribution. An important attribute of our technology is that it is based on standard red laser technology which we believe will result in minimum infrastructure costs as opposed to the competing Blue-Ray products, which are believed to require significant infrastructure costs. Potentially lower production costs may be the most important competitive edge we enjoy over other market participants like Sony and the Blu-Ray consortium and Toshiba. In the event the costs of mass production prove more expensive than anticipated, it may cause the product to be too expensive and thus, less competitive.

We rely heavily on components from foreign countries, and any unfavourable changes in currency exchange rates could affect the company’s profitability.

We rely heavily on components from China, and various other countries around the world.  In turn, any unfavourable change in currency exchange rates could affect our ability to obtain necessary components and raw materials at reasonable prices, and thus, adversely affect our gross margins and profitability.

If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

Our initial patent applications have not yet been fully assessed by a patent office, so there is still a possibility that some prior art or similar recent application may be found that would significantly reduce the value of intellectual property which would have a material adverse effect on our company and the price of our stock. We expect to develop trade secrets and may seek patent or copyright protection for trade secrets. We cannot assure you that we will develop trade secrets or seek patent or copyright protection for any or all of them. We have entered into and intend to enter into confidentiality and non-disclosure agreements to protect one or more trade secrets which we or our employees or independent contractors may develop, but we cannot assure you that we will do so or that the appropriate parties will maintain the confidentiality necessary to protect our trade secrets. A failure to maintain one or more trade secrets could have a material adverse impact on us.

We may offer products in the U.S. and in foreign countries based on our VMD technology. However, certain countries in the Pacific Rim, and elsewhere, may not offer the same degree of intellectual property protection that the U.S., European Community and Japan afford. Therefore, even if we are able to obtain intellectual property rights in those jurisdictions, we may be unable to enforce them.

We cannot guarantee that any patents, copyrights, trade secrets, trademarks or domain names that we develop or obtain will provide sufficient protection to us. Furthermore, we cannot be sure that other parties will not challenge the validity of our intellectual property results or that other parties will not assert affirmative defenses to infringement or dilution. If another party succeeds in developing optical data storage technology comparable to VMD without infringing, diluting, misusing, misappropriating or otherwise violating our intellectual property rights, our financial condition may materially suffer.

We may require additional technology in order to successfully develop and license our technology, and if we cannot develop or obtain those technologies, our business may be affected.

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

To date, two key personnel have brought the company to its present status are the CEO, Mr. Mahesh K. Jayanarayan, and the CTO, Dr. Eugene Levich. Both are crucial for taking the company from research and development to commercialization stage. The risk of losing either or both of them at this crucial stage of the development of the company could affect the future success of the company.

Furthermore, in order to succeed, we depend upon our ability to attract and retain highly qualified technical and management personnel, including experts in the field of optical storage technology and the sciences underlying such technology. We cannot be sure that we will be able to attract and retain the qualified personnel we need for the business. We face competition for such personnel from other companies, research and academic institutions, government entities and other institutions.

We do not currently maintain "key man" insurance for any personnel. We have attempted to retain our key personnel, including our officers and directors by providing them with attractive incentive packages, which include competitive salaries and stock grants, but we cannot be sure that these incentives will guarantee retention of our key employees.

We may become financially dependent on one or a small number of customers, and a change in the relationship with those customers could significantly impact our sales.

Because we are a development stage company, we have not developed a customer base for our products. We hope to establish joint ventures and licensing arrangements with strategic partners to license VMD technology. In the future, it is possible that we, the joint ventures and licensees will have sales to one or a small number of customers which equal ten percent or more of our consolidated revenues. This dependence on suppliers or joint venture partners could have an adverse effect on our company and on the price of our shares.

Provisions of corporate law and our certificate of incorporation could deter takeover attempts.

The provisions of the corporate law of our state of incorporation and our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if the change of control would benefit the stockholders.

Our products may be subject to various legal and regulatory controls, and if we do not comply, our business could be adversely affected.

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

It is common in the data storage technology manufacturing and assembly industry for certain components to be available only from a small number of suppliers. We cannot be sure that the key components for future products will be available from more than a few suppliers. Therefore, we, our joint venture partners and our licensees may experience difficulty in obtaining a sufficient supply of key components on a timely basis. We hope to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities, thus controlling the cost of current and future models of our future products.

The potential supply problems could adversely affect our sales of products. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays, could prevent joint venture partners from producing sufficient quantities of our products to satisfy market demand. Additionally, in the case of components purchased exclusively from one supplier, joint venture partners could become unable to produce any quantity of the affected products until the component becomes available from an alternative source. These problems could cause delays to product shipments, thereby increasing the joint venture's material or manufacturing costs or causing an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components could force the modification of the design of our products to use a more readily available component. These design modifications may also result in product performance problems. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect our business and financial results.

Due to potential intellectual property claims and litigation that parties may initiate against us, we may suffer economic losses and become unable to research, develop or license the manufacturing and sales of the technology.

The data storage industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Other parties may in the future notify us of claims that may be infringing, diluting, misusing, misappropriating or otherwise violating our intellectual property rights. It is impossible to predict the outcome of such potential claims, and we cannot be sure that the relevant authorities will resolve the potential claims in our favor. We also cannot be sure that an unfavourable resolution of a claim will not have a material adverse effect on our business or financial results. In particular, there has been significant litigation in the data storage industry relating to infringement of patents and other intellectual property rights. If another party were to establish infringement, dilution, misuse, misappropriation or any other intellectual property rights violation, we or our joint ventures might have to pay substantial damages, or courts might enjoin us from developing, marketing, manufacturing and selling the infringing products in one or more countries. In addition, the costs of engaging in intellectual property litigation can be substantial regardless of outcome. If we seek licensure for intellectual property that we cannot otherwise lawfully use, we cannot assure you that we will be able to obtain such licensure on satisfactory terms. We might not own intellectual property that we believe we own or that we need in order to successfully research, develop and license our technology.

RISKS RELATED TO OUR COMMON STOCK

Concentration of ownership of our common stock among a small number of shareholders, including officers and directors of the Company, may prevent current and new investors from influencing significant corporate decisions.

In connection with the acquisition of MultiDisk, the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. On May 10, 2005, an additional 10,000,000 shares were issued to an affiliate of the company in exchange for a $200,000 investment. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval of our shareholders. This concentration could prove disadvantageous to other stockholders whose interests differ significantly from those of our officers, directors, and principal stockholders.

The market for our common stock may be illiquid, and shareholders might find it difficult, or impossible, to sell their shares

Historically, the trading volume of our common stock has been very low. There can be no assurance that volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner, or at all.

We may experience volatility in the price of our common stock.

The stock market and the stock prices of technology companies have been very volatile. This volatility may not be related to the operating performance of the companies whose stock prices are affected. In turn, the broad market volatility and industry volatility may reduce the price of our common stock without regard to our operating performance. The uncertainty that results from such volatility can itself depress the market price of our common stock.

If we cannot obtain sufficient funding to continue development and sale of our products, our ability to continue as a “going concern” could be jeopardized.

Given our current financial condition and requirements for additional funding, our ability to continue as a going concern could be in doubt. There can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products and services under development. As a result of the foregoing, we anticipate that our auditors will express substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

DIVIDEND POLICY

We have not paid dividends to the holders of our outstanding common stock, and we do not intend to do so in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

In the second quarter of 2005 we moved our operations from Brooklyn, NY to the UK at the address of:

195 The Vale
London W3 7QS
United Kingdom
Tel: +44 208 746 2018
Fax: +44 208 749 8025

The tenancy for the above premises is a Tenancy at Will for an unspecified period subject to either the Landlord or the Tenant providing the other party with three months written notices or termination by forfeiture (e.g. the Landlord may forfeit his Tenancy at Will by re-entering the property if payment of any rent is 14 (fourteen) days over due whether formally demanded or not). There is also a Trust Deed with the Landlord for the rent deposit of £12,200 for the two floors which is refundable on termination. The area occupied by NME is approximately 3,000 sq ft for both floors.

We conduct R&D in the following locations:

V-technology, Ltd (Silicon Valley Plc).
2027729000880
Address: RF, Moscow 117454
Vernadskii Prospect, 78, Building 7

Turtle Technologies (India) Pvt Ltd
94 Saint Rozario Street
Muthialpet
Puducherry 605 003
India

VDL-ODMS BV
Daalakkersweg 8
5641 JA Eindhoven
The Netherlands

Shenzhen office
2802 Zhongdian Information Building
1 Xinwen Road
Fu Tian
Shenzhen, China

Beijing Office
2nd Block 8, Yu Quan Wisdom Vale
Tsing Hua Science Park
3 Min Zhuang Rd.
Hai Dian District
Beijing, China

We have leased representative offices in the following places:

USA
P8 third floor,
8721 Sunset Boulevard
West Hollywood, Los Angeles,
California, 90069

India
B 103/104, 1st Floor, Tower 1,
International Infotech Park,
Above Vashi Railway Complex,
Vanshi, Navi Mumbai 400 703

China
Block A , Suite 25H,
Taining Garden
Ai Guo Road, Luo Hu
Shenzhen China

ITEM 3. LEGAL PROCEEDINGS

We are not currently nor have we ever been a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

During the financial year ended June 30, 2007 the following matter was put before security holders of the company.

1.	To approve the 2007 Executive Compensation Plan

2.	To approve the adoption of the Company’s 2007 Three Year Stock Incentive Plan.

The Company received written consents from shareholders who exercise voting power over an aggregate of approximately 53% of the outstanding common stock of the Company, and have consented to the above actions.

Immediate issuance, fully paid, validly issued and non-assessable shares of the Common Stock $.0001 par value of New Medium Enterprises, Inc. The executive or officer will have to serve a minimum of 12 months from the date of issue of the shares as an officer of NME. The shares have a vesting period of 3 years, and the executive or officer awarded the shares may sell only a third of the awarded shares after the end of the first year of award, another one third after the second year of award and the remaining third after the third year of award. However, the executive or officer will be entitled to such shares should his employment be terminated prematurely without cause or in the event of the certain change of control transactions.

The future disposal of such shares will be subject to US SEC rules and regulations.

The following are the Officers granted this award:

CEO - Mahesh Jayanarayan, to be awarded 15 million shares.

CTO - Eugene Levich, to be awarded 7 million shares.

Scientific Team, to be awarded 8 million shares. The Scientific Team consists of the following scientists: Sergey Magnitskiy, Zharkyn Tursynov, Vladimir Binyukov, Dmitry Malakhov and Tatiana Lisovskaya.

CFO - Irene Kuan to be awarded 1 million shares.

Senior and Middle Management team - each member will be awarded 50,000 shares.

Non-Executive Directors, Barry Williamson and Rupert Stow to be awarded 250,000 shares each.

The following consultants are to be awarded restricted shares:

a)
Mr. Andrew Danenza will be granted an immediate issuance of Restricted Shares of 3 million shares. This is in lieu of payment for his services to the company in the last quarter as well as his ongoing role for the next 12 months.

b)	Ethel Schwartz will be granted an immediate issuance of Restricted Shares of 3 million shares. These shares are in lieu of payment for her advisory work during 2005 and 2006.

All the above consultants will also be subject to the holding period of 1 year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

As of June 30, 2007, the company had issued and outstanding 323,035,700 Common Shares. The Company’s authorized capital stock consists of 500,000,000 shares of Common Stock (par value $0.0001) and 200,000,000 non-voting Preferred Stock (par value $0.0001).

No preferred shares have been issued to date.

WARRANTS

The Company has the following Stock Purchase Warrants outstanding as of June 30, 2007.

Warrant No.	Date of Grant	No of Shares Entitled	Exercisable Price	Expiry Dates
F102	August 12, 2005	3,750,000	$0.04	August 11, 2009
F104	April 21, 2006	16,923,077	$.065	April 20, 2011
F105	January 09,2007	1,000,000	$0.25	May 31, 2010
F106	September 01, 2006	100,000	$0.10	August 31, 2011
F107	December 01, 2006	75,000	N/A	November 30, 2011
F108	October 17,2006	250,000	$0.2325	October 16, 2009
F109	February 15,2007	2,500,000	$0.32	February 15, 2012
F110	February 28, 2007	50,000	N/A	February 27, 2012
F111	February 28, 2007	387,292	$0.16	February 27, 2012
F112	February 28, 2007	7,150,000	$0.16	February 27, 2012
F113	April 30, 2007	50,000	$0.25	April 29, 2010
F114	April 12, 2007	10,000	$0.25	March 28, 2008
F115	April 12, 2007	1,500,000	$0.25	May 31, 2010
F116	April 13, 2007	800,000	$0.25	April 12, 2012
F117	April 13, 2007	11,000,000	$0.25	April 12, 2012
F118	June 20, 2007	400,000	$0.30	June 19, 2012
F119	June 20, 2007	41,667	$0.225	June 19, 2012
F120	April 30, 2007	555,556	$0.225	April 29, 2012
F121	June 04, 2007	250,000	$0.225	June 19, 2012
F122	June 04, 2007	2,400,000	$0.30	June 19, 2012
F123	June 29, 2007	1,500,000	$0.25	May 31, 2010
F124	July 03, 2007	7,178,593	$0.30	July 02, 2010
F125	July 12, 2007	400,000	$0.30	July 11, 2012
F126	July 12, 2007	41,667	$0.225	July 11, 2012
F127	July17, 2007	600,000	$0.30	July 16, 2012
F128	July17, 2007	800,000	$0.30	July 16, 2012
F129	July17, 2007	1,500,000	$0.30	July 16, 2012
F130	July17, 2007	400,000	$0.30	July 16, 2012
F131	July17, 2007	1,000,000	$0.30	July 16, 2012
F132	July17, 2007	200,000	$0.30	July 16, 2012
F133	July17, 2007	400,000	$0.30	July 16, 2012
F134	July17, 2007	200,000	$0.30	July 16, 2012
F135	July18, 2007	300,000	$0.30	July 17, 2012
F136	July20, 2007	200,000	$0.30	July 19, 2012
F137	August 15, 2007	2,000,000	$0.20	August 14, 2012
F138	August 20,2007	400,000	$0.30	August 19, 2012
Total		66,312,851

HOLDERS OF COMMON SHARES

As of June 30, 2007, the Company has 866 shareholders of record.

MARKET FOR COMMON SHARES

On April 20, 2001, the Company's registration statement was rendered effective by the SEC. The Company's common stock has been traded on the OTC Bulletin Board with the symbol of NMEN. The following table sets forth the range of high and low closing sale prices for our common stock for each quarterly period for the previous two fiscal years.

FISCAL YEAR ENDING June 30, 2007

Quarter	Low	High

First	0.08	0.66
Second	0.23	0.55
Third	0.26	0.45
Fourth	0.18	0.32

FISCAL YEAR ENDING June 30, 2006

Quarter	Low	High

First	.04	.11
Second	.07	.14
Third	.08	.21
Fourth	.07	.299

The Company has not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

ITEM 5A. SELECTED FINANCIAL DATA

The selected historical financial data presented below were derived from the Company's financial statements, which as of and for the year ended June 30, 2007 and June 30, 2006 were Audited by Morgenstern, Svoboda & Baer.

	June 30, 2007	June 30, 2006

Loss from Operations	$(35,766,474)	$(6,440,488)

Total Current Assets	3,873,059	3,442,141

Total Assets	5,228,473	3,629,108

Total Current Liabilities	736,547	266,390

Total Stockholders’ Equity	2,223,226	3,362,718

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this 10K Report or the documents we incorporate by reference in this 10K Report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

•	failing to produce a workable product;
•	failure to raise sufficient capital to fund business operating plans;
•	market conditions and demand for new optical storage Media development and storage technology;
•	our competitors' ability to successfully develop new technologies to satisfy demand for data storage;
•	difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;
•	difficulties in competing successfully in the markets for new products with established and emerging competitors;
•	difficulties with single source suppliers, product defects or product delays;
•	difficulties in forming and maintaining successful joint venture relationships;
•	difficulties in obtaining, maintaining and using intellectual property protections;
•	changes in data storage technological protocols and standards;
•	difficulties in state, federal, foreign and international regulation and licensing requirements;
•	litigation actions by directors, employees, investors and others;
•	limited operation and management history;
•	dependence on key personnel;
•	inability to conclude the relationship;
•	other factors discussed in this 10-K Report

MAJOR JV AGREEMENTS AMENDMENTS AND TERMINATIONS

MPEG JV

Original Contract:
In May 2006, the company signed a Share Purchase and Investment Agreement with MPEG Technology Company Ltd, for 51% of MPEG on the following terms:

a)	Pay 15 million fully paid up 1 year restricted shares at time of contract
b)	Pay a sum of US $1.25 million in cash in instalments

Termination:
As the company had opened 2 of its own trading operations in Hong Kong, NME Board of Directors decided that they will terminate this proposed joint venture.

The shares held in Escrow were cancelled and no payments were made to MPEG. Contract was terminated by mutual consent from both parties in January 2007.

Beijing E-World

Original contract:
On June 25, 2005, New Medium Enterprises, Inc. and Beijing E-World Technology Co Ltd (part Chinese Government owned) executed a Memorandum of Intent to form a joint R&D program for the production of a disc player which will incorporate/combine EVD and VMD technologies, which was terminated in June 2006.

In August 8 2006, after re-negotiations with Beijing E-World (BEW), the Company then formulated a joint venture agreement whereby when signed, the company shall issue in total 71.5 million shares in the following manner:

a)	20 million fully paid up shares Restricted under Rule 144 at 10 cents per share on the establishment of the Joint Venture, with a lock-up period of 12 months and a selling limit of 5% per month
b)
Warrants of up to 10 million shares to be exercised over a 3 year period i.e.
3.3 million @ 20 cents per share - 1st year
3.3 million @ 25 cents per share - 2nd year
3.4 million @ 30 cents per share – 3rd year

Termination:
Due to the delays in obtaining approval from Chinese authorities on this joint venture, NME’s Board decided to terminate the Joint Venture in March 2007. The 20 million shares issued held in escrow has since been cancelled.

Payments made on behalf of BEW for the LSI chips used in our players for $309,000 under a letter of Credit and other expenses related to BEW totalled $560,972 were payable by them, and have been treated as receivable in 2006.

During the year, the Chinese Authorities were restructuring BEW which made it difficult to collect the above debt from them. We have used 500-700 LSI chips in our Demo players which were distributed in 4th Quarter of 2006 and this was expensed to profit and loss account. We are unable to use the balance of the LSI Chips in our future players as the manufacturing of the LSI boards has been superseded. As we are not using these LSI chips any longer in our players, all the expenses for travel and arrangement fees which are part of the $560,972 receivable from them are being written off in their respective heads, and the amount drawn down by BEW from the Letter of Credit has been treated as a Bad Debt.

We have instructed our attorneys to pursue legal action for its recovery but it is highly probable that this debt will need to be written off.

Digital Challenge

Original Contract 1:
In November 2006, the company entered into an agreement with Digital Challenge for the purchase of certain software for development of the Authoring Tools as well as the tools to develop the HD VMD optical disc software format.

The company paid $10,000 on the signing of the agreement, and the company was required to issue 10 million shares in lieu of cash on the completion of agreement. In June 2007, the 10 million shares issued to Digital Challenge, (held in Escrow) were released as the AlphaVersion of Authoring software (which includes all the patents, patent applications, trademark and know how and everything related to said software) together with the machine readable source code were delivered to the Company.

Amendment:
On receipt of said software 7 million shares are released to Digital Challenge and related parties and the 7 million share’s value of $2.1 million had been expensed in Research and Development.. The remaining 3 millions shares are still held in escrow for continuing support from Digital Challenge via Sistech Corporation and will be released during next three financial years as per share transfer agreement.

Original Contract 2:
In November 2006, we also entered into a consultancy and support contract for HD VMD Authoring tools for a contractual price of $20,000 per month payable in advance over one year as per Schedule D of the said contract.

Amendment and termination:
This software support contract was terminated as of April 2, 2007, following the establishment of an agreement with V2 Solutions for the development of authoring software and the website development at the same time. The Company also established its own support team in Beijing for Authoring Tools by that time.

On termination of the agreement, it was agreed to purchase the HD-NLE system (Super Microx6DA8 Quebec 3TB) for $15,000 payable in nine instalments of $1,667 per month. We have also agreed to pay Mr. Li Jingjing (Director of Digital Challenge) an amount of US$70,000 in nine instalments of $7,778 per month for 9 months for his support in developing the HD VMD Authoring software and providing continuous consultancy to NME Inc as a consultant.

RESTATEMENT OF FINANCIAL STATEMENTS

Statement of Financial Accounting Standards No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. An intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. General concepts related to the initial measurement of assets acquired in exchange transactions, including intangible assets, are provided in paragraphs 5–7 of Statement 141. The cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill. Intangible assets acquired in a business combination are initially recognized and measured in accordance with Statement 141.

In January 2004, when our company acquired the R&D intellectual property and know how from MultiDisc Ltd. and TriGM International S.A., the VMD technology was in the pre-prototype stage, we had no planned production schedule, and could not yet identify customers for an end product that was not yet producible, because it existed only as a computer model.

The Board observed that the useful lives of intangible assets are related to the expected cash inflows that are associated with those assets. Accordingly, the Board concluded that the amortization periods for intangible assets should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The Board noted that the useful lives and amortization periods of intangible assets should reflect the periods over which those assets will contribute to cash flows, not the period of time that would be required to internally develop those assets, and that is why it was capitalised.

RESTATEMENT

During the year ended June 30, 2007, it was determined by the SEC that the correct application of accounting principles had not been applied in 2006, 2005 and 2004 for the write–off as required under FASB 142. After detailed correspondence with the SEC it was concluded that financial statements for those years needed to be restated to reflect the purchased R&D intellectual property being charged to Research and Development costs of $306,351 for 2005, and $14,877,509 for 2004.

PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS

The Company intends to release its first generation products soon, but will also continue its development efforts related to blue laser high capacity optical storage discs, the next generation of our proprietary VMD technology.

The Company plans to accelerate the marketing of its VMD replication lines, and is in negotiations with various companies regarding the sale of these lines. We expect our own first VMD replication line to be in production  in the 4th quarter of 2007.

The Company has produced two 1080p output VMD player models, ML622 and ML777, for demonstration at trade shows and conferences.

We expect to launch our HD authoring software commercially in early 2008

Commercial Activities

During the fiscal year ending June 30th, 2007, the Company completed various product trials and commenced marketing of its first generation product line. The Company's marketing campaign for its HD VMD products is organized around 12 regions: Australia, Brazil, Central Europe, China, France, Iceland, India, Scandinavia, Japan, the Middle East, Russia and the United States. The Company also conducted various market research and product demonstrations in these regions, and intends to launch its full scale marketing operations in the fourth quarter of this year in the twelve listed regions. The Company’s intends to focus its marketing initiatives on HD VMD content, HD VMD electronic players and authoring tools to production studios.

NME plans to hire key personnel for further development of business as it grows. However we do not expect significant changes in the number of employees, and have hired consultants on a contractual basis and intend to form Joint Ventures with marketing partners in various regions of the world.

The company expects to focus the next 12 months on production and marketing of its previously developed HD line of products.

Research and Development

The company intends to devote financial and engineering resources to continue its research and development in the following areas:

1.	Next generation VMD replication lines.

2.	Next generation VMD electronic devices.

3.	Anti -piracy technology.

Furthermore, in the early part of 2008, subject to achieving its set sales targets in 2007, the Company plans to enter into the development of products utilizing blue laser technology. The Company intends to market any resulting products to the high end business-to-business storage market.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2007, we had available in cash the sum of $308,419 and accrued expenses of $736,247.

During the fiscal year ending June 30, 2007, the Company issued 24,546,651 shares to various investors for US$5,850,000 in a series of private placements.

The Company also has certain loans totaling USD $2,269,000 due on August 31, 2008.

We intend to meet our long-term liquidity needs through available cash and cash flow from revenue from the commencement of sales as well as through additional financing from outside sources. We anticipate raising additional funds from the possible exercise of outstanding warrants or equity financing with private investors.

There is no assurance that funding will be available to the Company at an acceptable cost of funds. In the event the Company is unable to raise the necessary funds, it may be forced to significantly reduce its activities in order to preserve its capital.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMETARY DATA

Morgenstern, Svoboda, & Baer Cpa’s P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-mail: msbcpas@gmail.com

The Board of Directors and Stockholders of New Medium Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of New Medium Enterprises, Inc. (A development stage company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Medium Enterprises, Inc. as of June 30, 2007 and 2006 and the results of its operations and cash flows for period from August 2, 1999 through June 30, 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/ Morgenstern, Svoboda & Baer, CPA’s, P.C.
Certified Public Accountants

New York, NY
September 07, 2007

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
AT JUNE 30, 2007

	June 30, 2007	June 30, 2006
		(As restated)

ASSETS
	$	$
Current Assets
Cash and Cash Equivalents	308,419	665,597
Cash receivable for shares issued as at June 30, 2007	1,875,000	0
Prepaid Expenses	409,752	414,823
Stock held by Third Party	72,957	0
Rental Deposits	45,595	26,911
Supplier Deposits	904	560,972
Other Receivable	79,090	65,968
Value Added Tax recoverable	31,342	57,870
Escrow Deposits	1,050,000	1,650,000
Total Current Assets	3,873,059	3,442,141

Property and Equipment	1,492,484	288,512
Less: Accumulated Depreciation	(194,072)	(101,545)
	1,298,412	186,967

Patents	57,002	0
Total Other Assets	1,355,414	186,967

Total Assets	5,228,473	3,629,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses and amount payable	736,247	266,390
Total Current Liabilities	736,247	266,390
Long Term Loan	2,269,000	0

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000 issued and outstanding, 323,035,700 & 205,477,579 shares	32,305	20,448
Additional paid in capital	63,041,095	28,424,747
Accumulated other comprehensive gain (loss)	(38,641)	(37,418)
Deficit accumulated during the development stage	(60,811,533)	(25,045,059)
Total Stockholders' Equity	2,223,226	3,362,718

Total Liabilities & Stockholders' Equity	5,228,473	3,629,108

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended June 30, 2007	For the year ended June 30, 2006	From Inception (August 2, 1999) to June 30, 2007
		(As restated)	(As restated)

	$	$	$

Revenues	0	0	0

Operating Expenses:
Marketing Expenses	753,104	0	753,104
General and Administrative	3,155,755	5,490,338	10,203,773
Research and Development Costs	12,095,510	544,663	14,174,040
IP written Off - Adjustment	0	0	15,183,860
Founders Stock Option 2001 Exercised	2,991,719	0	2,991,719
Staff Compensation Based Stock Issue	15,805,973	0	15,805,973
Officer's Compensation	410,757	397,323	1,188,126
Unrecoverable Debt Written Off	431,529	0	431,529
Loss on Foreign Currency	35,694	15,834	67,873
Depreciation	97,311	36,219	216,306
Total Operating Expenses	35,777,352	6,484,377	61,016,303

Income (Loss) From Operations	(35,777,352)	(6,484,377)	(61,016,303)

Other Income	10,878	30,990	41,868
Investment Income	0	2	150,405
Value added tax recovered	0	12,897	12,897

Loss Before Income Taxes	(35,766,474)	(6,440,488)	(60,811,133)

Income Tax	(0)	(200)	(400)

Net Loss	(35,766,474)	(6,440,688)	(60,811,533)

Loss Per Common Share - Basic and Diluted	(0.14)	(0.04)	N/A

Weighted Average Number of Shares Outstanding	264,256,640	162,524,462	N/A

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS

	June 30, 2007	June 30, 2006	From Inception August 2, 1999 to June 30, 2007
			(As restated)
	$	$	$

Cash flows from operating activities
Net loss	$(35,766,474)	$(6,440,488)	$(60,811,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,311	36,219	198,813
Profit on Insurance claim on Screen Broken	(3,262)	0	(3,262)
Stock Issued for Intellectual Property R&D bought	8,100,000	0	22,621,155
Write off of web site development costs	0	0	314,302
Stock issued for services rendered	20,950,192	3,370,590	25,036,543
Stock issued for services rendered – Escrow	600,000	(1,650,000)	(1,050,000)
Loss on sale of securities	0	0	(5,044)
Changes in assets and liabilities:
Change in current assets	505,588	(1,054,774)	(564,895)
Change in Security deposits	(18,684)	(26,911)	(45,595)
Change in current liabilities	469,857	129,997	736,248
Net cash used in operating activities	$(5,065,472)	$(5,635,367)	$(13,573,268)

Cash flows from investing activities
Proceeds from Insurance Claim	14,039	0	14,039
Proceeds from the sale of Other Co. securities	0	0	13,584
Purchase of fixed assets (including investments)	(1,260,974)	(109,372)	(1,370,346)
Purchase (write off) of fixed assets	(15,561)	0	(212,151)
Web site development costs/software asset	0	0	(261,402)
Investment purchased – net	0	0	(20,198)
Net cash provided from investing activities	$(1,262,496)	$(109,372)	$(1,836,474)

Cash flows from financing activities
Proceeds from sale of A, B, and C units	200,000	103,700	2,019,950
Offering Costs - private placements	0	0	(69,625)
Deferred offering costs - registration statement	0	0	(40,000)
Purchase of Treasury Stock	(9,455)	0	(13,205)
Long Term Loan	2,269,000	0	2,269,000
Proceeds from sale of shares and warrants to various officers, founders and investors	(600,000)	0	1,346,670
Shares issued for Purchase of fixed asset	137,468	0	137,468
Proceeds from sale of shares	3,975,000	6,131,544	10,106,544
Net cash provided from financing activities	$5,972,013	$6,235,244	$15,756,802

Effects of Exchange gain on Cash	(1,223)	(21,437)	(38,641)

Net increase (decrease) in cash and cash equivalents	(357,178)	469,068	308,419

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, June 30, 2007	$308,419	$665,597	$308,419

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period July 1, 2005 - June 30, 2007

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances June 30, 2005 (As restated)		119,570,879	11,957	18,827,404	(18,604,571)	(15,981)	218,809

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition
Shareholders September 15, 2005	0.05	915,080	92	45,922			46,014
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06	0.10	300,000	30	29,970			30,000
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06	0.15	266,666	27	39,973			40,000
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01-Jun-06	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01-Jun-06	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,437)	(21,437)

Net Loss for the year to 30 June 2006					(6,440,488)		(6,440,488)

Balances 30 June 2006 (As restated)		205,477,579	20,448	28,424,747	(25,045,059)	(37,418)	3,362,718

Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610
Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised -- 5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of Common Shares to Investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF 12 May 06 (200 should be 300)			100	(100)
Issuance of share (Held in Escrow) 29 December 2006	0.05	3,000,000	300	149,700			150,000
Issuance of share (Held in Escrow) 29 December 2006	0.1	24,000,000	2,400	2,397,600			2,400,000
Issuance of share (Held in Escrow) 29 December 2006	0.30	10,000,000	1,000	2,999,000			3,000,000
Issuance of shares for Services 3January 2007	0.26	1,000,000	100	259,900			260,000
Issuance of share to investor 3 January 2007	0.2	4,000,000	400	799,600			800,000
Issuance of share to investor 28 February 2007	0.2131	117,316	12	24,988			25,000
Issuance of share for services 20 March 2007	0.30	40,000,000	4,000	11,996,000			12,000,000
Issuance of share to investor 31 March 2007	0.25	1,500,000	150	374,850			375,000
Termination of BEW Joint Venture 31 March 2007	0.10	(24,000,000)	(2,400)	(2,397,600)			(2,400,000)
Adjustment to issuance for services 1 April 2007	0.30	(1,000,000)	(100)	(299,900)			(300,000)
Issuance for services 3 April 2007	0.29	275,000	28	79,722			79,750
Issuance for services 3 April 2007	0.29	275,000	28	79,722			79,750
Issuance for services 4 April 2007	0.28	100,000	10	27,990			28,000
Issuance of share to investor 11 April 2007	0.18	555,422	56	99,944			100,000
Issuance of share to investor 24 April 2007	0.23	2,173,913	217	499,783			500,000
Issuance for services 30 April 2007	0.23	2,250,000	225	517,275			517,500
Penalty issuance of share to investors for nonSB2 registration - 25 May 2007	0.26	668,000	67	173,613			173,680
Penalty issuance of share to investors for nonSB2 registration - 25 May 2007	0.26	287,000	29	74,591			74,620
Issuance of shares for assets purchased from Semilla 1 June 2007	0.27	30,000,000	3,000	8,097,000			8,100,000
Issuance for services 1 June 2007	0.27	5,000,000	500	1,349,500			1,350,000
Issuance for services 1 June 2007	0.27	2,000,000	200	539,800			540,000
Issuance of share to investors 7 June 2007	0.25	2,400,000	240	599,760			600,000
Issuance for services 7 June 2007	0.18	250,000	25	44,975			45,000
Warrants exercised 7 June 2007	0.10	2,000,000	200	199,800			200,000
2001 Options exercised 14 June 2007	0.30	1,612,875	161	483,702			483,863
Issuance of shares to investor 20 June 2007	0.25	400,000	40	99,960			100,000
Issuance for services 20 June 207	0.18	41,667	4	7,496			7,500
Issuance of shares to investor 29 June 2007	0.25	1,500,000	150	374,850			375,000
Issuance of shares to 10 investors 29 June 2007	0.25	6,000,000	600	1,499,400			1,500,000
Issuance for services Re Jan 07 inv 29 June 2007	0.32	45,208	4	14,463			14,467
Issuance for services Re Feb 07 inv 29 June 2007	0.35	59,619	6	20,861			20,867
Issuance for services Re Mar 07 inv 29 June 2007	0.29	96,092	10	27,857			27,867
Issuance for services Re Apr 07 inv 29 June 2007	0.23	105,217	11	24,189			24,200
Issuance for services Re May 07 inv 29 June 2007	0.28	86,429	8	24,192			24,200
Issuance for services Re June 07 inv 29 June 2007	0.30	86,222	8	25,859			25,867
Issuance for services 29 June 2007 - Shares last year issued	0.095	1,400,000	140	132,860			133,000
Cancellation of shares buy back	0.2198	(43,000)	(4)	(9,451)			(9,455)

Comprehensive Loss						(1,223)	(1,223)

Net Loss for the year to June 30, 2007					(35,766,474)		(35,766,474)

Balances 30 June 2007		323,035,700	32,305	63,041,095	(60,811,533)	(38,641)	2,223,226

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY

New Medium Enterprises, Inc. (the "Company") was organized on August 2, 1999 in the State of Nevada under the name Shopoverseas.com, Inc. On July 10, 2000 the name was changed to New Medium Enterprises, Inc. The Company's original intention was to operate as an Internet based E-commerce Company. Several web sites were formulated whose purpose was the sale of various goods and services to both consumers and businesses. During a prior fiscal period, management had decided to cease any further expenditure in regard to the web site and had written off the total cost in the prior period.

On January 13th, 2004 the Board of Directors and majority shareholders of the Company agreed to restructure the Business and acquired all the intellectual property assets pertaining to a new High Storage Optical Disc format with a storage capacity of eight times the normal DVD9 disc available today. The acquisition of the intellectual property was made from MultiDisk Ltd and TriGM International SA. Having assimilated the intellectual property of both companies, the Company embarked upon the development of the Versatile Multilayer Optical Disc and related products.

Subsidiaries:

The company incorporated the following subsidiaries.

A)	New Medium Enterprises UK Ltd (formed previously as Prime Discs UK Ltd), incorporated on February 18, 2004, under the laws of England and Wales.
B)	New Medium Management Ltd (formed previously as Wilton Business Services Ltd), incorporated on May 13, 2004, under the laws of England and Wales.
C)	New Medium Enterprises Asia Pacific Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China.
D)	New Medium Enterprises China Ltd, incorporated on June 2, 2006 under the laws of China, Peoples Republic of China.
E)	New Medium Entertainment Ltd - incorporated 19 September 2006, under the laws of England and Wales.
F)	New Medium Electronics Ltd - incorporated 19 September 2006, under the laws of England and Wales.
G)	Intellitain Media, Inc. - incorporated 13 July 2000 under NEVADA, USA laws.

New Medium Enterprises, Inc. owns 100% of A), B), C), E), F), and G).  New Medium Enterprises, Asia Pacific owns 51% of (D); the other 49% is owned by other parties as at June 30th 2007. As of July 5th 2007 the other party transferred all the shares of NME China Ltd to New Medium Asia Pacific Ltd. NME Inc. holds 100% of all above companies as of the reporting date.
The losses, attributed to minority interest, which were incurred by one subsidiary company and included in the consolidated statement of operations for the year ended June 30 2007 have not been shown separately in financial statements because they are considered to be immaterial. The minority interest during the year was $15,307, but restricted to $627, the value of shares held by minority interest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of New Medium Enterprises, Inc. and its subsidiaries. Inter-company transactions and balances have been eliminated. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the costs method.

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Investments

Investments include marketable common stock traded on the stock exchange. The marketable securities are classified as available for sale, and are measured at fair value in the balance sheet. Unrealized gains and losses on investments are recorded net of tax as a separate component of stockholders' equity. Gains and losses on securities sold are determined based on the specific identification method.

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

Furniture and Fixtures and Office Equipment	3 years
Plant and Machinery	3 years
Others	3 years

As of June 30, 2007, and June 30, 2006 Property, Plant & Equipment consist of the following:

	2007	2006
Furniture and Fixture	$325,865	$75,392
Plant and Machinery	163,396	213,120
Others	1,003,223	0
Total	1,492,484	288,512
Accumulated depreciation	(194,072)	(101,545)
Net Fixed Asset	$1,298,412	$186,967

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

On June 21, 2007, in response to a comment raised by the staff of the Securities and Exchange Commission (“SEC”) concerning New Medium Enterprises, Inc.’s (the “Company”) accounting treatment of its acquired intellectual property, and based upon our related discussions with the SEC, our management has concluded that the Company will expense amounts incurred in the acquisition of research and development projects from MultiDisk Ltd. and TriGM International SA as of the date of the consummation of the acquisition of those projects. Those amounts had been capitalized as an intangible asset in the fiscal year ending June 30, 2004 and were to be amortized over the expected life of the asset. Accordingly, the Audit Committee and our management concluded that our previously issued audited financial statements for the fiscal years ended June 30, 2006, 2005 and 2004 and our previously issued unaudited interim financial statements for the period ended September 30, 2006 and all subsequent interim periods are required to be amended to reflect the above changes as required by FASB141.

Revenue Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the years ended June 30, 2007 and 2006 there were no significant revenues.

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

All the costs incurred on authoring software have been capitalized as technological feasibility was established on January 31, 2007.

The Company has issued 10 million shares at 30 cents per share to Digital Challenge for research and development. During the year, 7 million shares worth $2.1 million are shown in research and development expense and 3 million balance has been held in escrow (for release in the next 3 years). The company has also acquired software developed by Semilla Corporation for authoring tools and has paid $125k in cash, $1.125 million in notes payable and 30 million shares at 0.27 cents per share. The whole amount of $9.35 million is major part of research and development expense in the profit and loss account.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company had restated the Financial Statements as required by accounting standards. Please see Note 4 on Intellectual property.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". ("SFAS No. 155").  SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date, fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.The financial statements of New Medium Enterprises Inc has been prepared in accordance with this new standard.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the company’s consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 ("FSP 150-5"), "Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable."  FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005. The financial statements of the Company have been prepared in accordance with this new standard.

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

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets," an amendment to FASB Statement No. 140 ("Statement 156'). Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

In September 2006, FASB issued SFAS 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a)	A brief description of the provisions of this Statement;
b)	The date that adoption is required;
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations

NOTE 3 - LIQUIDITY AND PROFITABILITY

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

The company has written off intellectual property, previously capitalized, that has severely affected the Profit and Loss account. All figures are restated as per SEC rules.

NOTE 4 - INVESTMENT IN INTELLECTUAL PROPERTY

On January 13, 2004, the Company acquired the business and all the intellectual property assets pertaining to a new DVD format from MultiDisk Ltd. and TriGM International SA. In connection with the acquisition the Company issued 72,605,776 shares of its stock to the shareholders of MultiDisk and TriGM. These shares were valued at $14,521,155, which approximates the fair market value of the shares. The Company also paid additional fees in funding, legal and brokerage fees, which have been capitalized, and part of these funds ($150,000) was allocated to Machinery and Equipment.

According to the acquisition agreement with MultiDisk Ltd and TriGM International, S.A., the Company was obligated to pay certain milestone payments amounting to $87,000 each upon the raising of capital in excess of $500,000. To date, $174,000 of milestone payments have been made under this agreement.
On June 23, 2005, the Company converted the following outstanding obligations owed to two of its principal shareholders into the Common stock of the company: May Ltd. $87,000 debt converted into 1,740,000 Common shares; TriGM Ltd. $87,000 debt converted into 1,740,000 Common Shares. This reflects the payment of the $174,000.

Additionally, the Company offered Series A warrant holders the right to lower the exercise price from $1.50 to $.25 a share in return for assigning six out of seven warrants to certain parties providing services to the Company in lieu of compensation. A total of 1,300,000 warrants were lowered to $.25 exercise price. On July 18, 2003 the Board of Directors voted to extend the Series A, B, C, D and E warrants until July 2005.

On June 21, 2007, in response to a comment raised by the staff of the Securities and Exchange Commission (“SEC”) concerning New Medium Enterprises, Inc.’s (the “Company”) accounting treatment of its acquired intellectual property, and based upon our related discussions with the SEC, our management has concluded that the Company should expense amounts incurred in the acquisition of research and development projects from MultiDisk Ltd. and TriGM International SA as of the date of the consummation of the acquisition of those projects. Those amounts had been capitalized as an intangible asset in the fiscal year ending June 30, 2004 and were to be amortized over the expected life of the asset.

The Company capitalized certain expenses as Intellectual Property in amounts totalling $14,877,509 and $306,351 during fiscal years ended June 30, 2004 and June 30, 2005, respectively. These costs, which are research and development in nature, are required to be expensed under U.S. generally accepted accounting principles. The effect of this change is a direct charge to expense in those periods of all amounts previously capitalized. This change in accounting treatment will cause our net loss to increase from $156,483 to $15,033,992 for the fiscal year ended June 30, 2004 and from $2,073,734 to $2,380,085 for the fiscal year ended June 30, 2005.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Financial Statement Restatements

The restatements for the year –ended June 30, 2004, June 30, 2005 and June 30, 2006 are summarized as follows:

Balance Sheet
	June 2004		June 2005		June 2006		June 2007
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated	As stated in June 2007
	$	$	$	$	$	$	$

Total assets	15,147,078	269,569	15,539,062	355,202	18,812,968	3,629,108	5,228,473
Total liabilities	53,314	53,314	136,393	136,393	266,390	266,390	3,005,247
Additional paid-in capital	16,452,400	16,452,400	18,839,361	18,839,361	28,445,195	28,445,195	63,073,400
Accumulated deficit including Comprehensive loss	(1,358,636)	(16,236,145)	(3,436,692)	(18,620,552)	(9,898,617)	(25,082,477)	(60,850,174)
Total shareholders' equity	15,093,764	216,255	15,402,669	218,809	18,546,578	3,362,718	2,223,226
Total liabilities and shareholders' equity	15,147,078	269,569	15,539,062	355,202	18,812,968	3,629,108	5,228,473

Statement of Operations
	June 2004		June 2005		June 2006		June 2007
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated	As stated in June 2007
	$	$	$	$	$	$	$

General, Administrative, Depreciation & Officers Compensation	188,086	188,086	1,103,801	1,103,801	5,939,714	5,939,714	23,681,842
Research and Development Costs	0	0	971,290	971,290	544,663	544,663	12,095,510
Purchased IP and R&D Costs Written off	0	14,877,509	0	306,351	0	0	0
Other Income	(31,585)	(31,585)	(1,557)	(1,557)	(43,889)	(43,889)	(10,878)
Income Tax	0	0	200	200	200	200	0
Net loss	(156,483)	(15,033,992)	(2,073,734)	(2,380,085)	(6,440,688)	(6,440,688)	(35,766,474)
Loss per share, basic and diluted	(0.01)	(0.30)	(0.02)	(0.03)	(0.03)	(0.03)	(0.14)

Statements of Cash Flows - yearly
	June 2004		June 2005		June 2006		June 2007
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated	As stated in June 2007
	$	$	$	$	$	$	$

Cash Flow from Operating Activities	(46,753)	(14,924,262)	(1,523,212)	(1,829,563)	(5,635,367)	(5,635,367)	(5,065,472)
Cash Flow from Investing activities	(14,928,227)	(50,718)	(313,857)	(7,506)	(109,372)	(109,372)	(1,262,496)
Cash Flow from financing activities	14,521,155	14,521,155	1,934,000	1,934,000	6,235,244	6,235,244	5,972,013
Effects of Exchange gain on Cash	(139)	(139)	(4,332)	(4,332)	(21,437)	(21,437)	(1,223)
Net Increase and decrease in cash and cash Equivalents	(453,964)	(453,964)	92,599	92,599	469,068	469,068	(357,178)
Cash and cash equivalents at the beginning of the period	557,894	557,894	103,930	103,930	196,529	196,529	665,597
Cash and cash equivalents at the end of period	103,930	103,930	196,529	196,529	665,597	665,597	308,419

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Restatement of Complete Cash Flow Statements - From Inception to Date
	Inception to June 30, 2006 (As Reported)	Adjustment of IP Written Off	Inception to June 30, 2006 (Restated)	Year ended June 30, 2007	Cash flow from August 2, 1999 to June 2007 (Restated)
	$	$	$	$	$

Cash flows from operating activities
Net loss	(9,861,199)	(15,183,860)	(25,045,059)	(35,766,474)	(60,811,533)
Depreciation and amortization	101,502	--	101,502	97,311	198,813
Profit on insurance claim on Screen	--	--	--	(3,262)	(3,262)
Stock issued for services rendered - Comp	14,521,155	--	14,521,155	8,100,000	22,621,155
Write off of web site development costs	314,302	--	314,302	--	314,302
Stock issued for services rendered - Comp	4,086,351	--	4,086,351	20,950,192	25,036,543
Stock issued for services rendered – Escrow	(1,650,000)	--	(1,650,000)	600,000	(1,050,000)
Loss on sale of securities	(5,044)	--	(5,044)	--	(5,044)
Changes in assets and liabilities	--	--	--	--	-
Change in current assets	(1,070,483)	--	(1,070,483)	505,588	(564,895)
Change in security deposits	(26,911)	--	(26,911)	(18,684)	(45,595)
Change in current liabilities	266,391	--	266,391	469,857	736,248
Net cash used in operating activities	6,676,064	(15,183,860)	(8,507,796)	(5,065,472)	(13,573,268)

Cash flows from investing activities
Proceed from insurance claim	--	--	--	14,039	14,039
Proceeds from the sale of securities	13,584	--	13,584	--	13,584
Purchase of fixed assets (including investments)	(109,372)	--	(109,372)	(1,260,974)	(1,370,346)
Purchase (write off) of fixed assets	(196,590)	--	(196,590)	(15,561)	(212,151)
Web site development costs/software asset	(261,402)	--	(261,402)	--	(261,402)
Investment in intellectual property	(15,183,860)	15,183,860	--	--	--
Investment purchased – net	(20,198)	--	(20,198)	--	(20,198)
Net cash provided from investing activities	(15,757,838)	15,183,860	(573,978)	(1,262,496)	(1,836,474)

Cash flows from financing activities
Proceeds from sale of A to F units	1,819,950	--	1,819,950	200,000	2,019,950
Offering costs - private placements	(69,625)	--	(69,625)	--	(69,625)
Deferred offering costs - registration statement	(40,000)	--	(40,000)	--	(40,000)
Purchase of Treasury Stock	(3,750)	--	(3,750)	(9,455)	(13,205)
Notes payable	--	--	--	2,269,000	2,269,000
Shares issued for buying asset	--	--	--	137,468	137,468
Proceeds from sale of shares and warrants to various officers, founders and investors	1,946,670	--	1,946,670	(600,000)	1,346,670
Proceeds from sale of shares	6,131,544	--	6,131,544	3,975,000	10,106,544
Net cash provided from financing activities	9,784,789	--	9,784,789	5,972,013	15,756,802

Effects of Exchange gain on Cash	(37,418)	--	(37,418)	(1,223)	(38,641)
Net increase (decrease) in cash and cash equivalents	665,597	--	665,597	(357,178)	308,419

Cash and cash equivalents, beginning of period	--	--	--	665,597	--

Cash and cash equivalents at the end of the period	665,597	--	665,597	308,419	308,419

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2007 the Company had a Federal and State tax net operating loss of approximately $55,010,334. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commercial Property

The Company rents office space from a third party on a month-to-month basis in the UK, amounting to $12,200 per month and three month notice is required to cancel the contract. The Company also rents office in Los Angeles, California for $1,965.50 per month and in China for one year, at $3,387 per month. Space is rented in India for 3 years, $2,000 per month from January 2007. Except UK, all above lease agreements are cancellable at one month notice. The company also has leasing agreement for approximately $450 per month for computer equipment, which ends in October 2007. Rent Expense for the year ending June 30 2007 and 2006 was $165,774 and $ 84,900 respectively.

Obligations Table:

Year Ending June 30,	Obligation
2008	$60,795
Thereafter	0
Total	$60,795

Insurance

Directors and Officers Insurance at $2,049 for 10 months starting May 2007.

Commercial Commitments

1.
In May 2006, the company entered into a contract for Design and Construction of a VMD Replication Line with VDL-ODMS. The project was reassessed and re-priced in July 2007. Under the new deal with VDL-ODMS, the company agreed to pay Euros 1,550,000 for the first VMD Line and has paid Euros 240,000 in July. The balance is backed by the Atradius line of credit. The company will pay the balance in two instalments on completion of assembly and testing of equipment..

2.
On June 17, 2006, the Company signed an agreement with Doug Carson, Inc. to develop the VMD file format for VMD Optical Discs for a contractual price of $500,000. In July 2006, the company approved the security agreement with DCA, Inc., and signed a promissory note for $150,000 secured by 3,000,000 shares in NME, Inc. From July to September, a total of $250,000 was paid, leaving $100,000 due in October and a final payment of $150,000 in December 2006. But it is important to note that the project was put on hold by mutual agreement awaiting certain technical developments related to the Encryption developed by the Studios - AACS. Since the Encryption developed by the Studios faced technical difficulties the integration of the encryption tool had to be delayed. As the project is yet to be completed, these shares are still held in Escrow and the final amounts are unpaid.

We have received from DCA the DDP 3.0 standard for VMD11, VMD22,DDP image maker software for DDP3.0 and we are waiting for the delivery of modified software and hardware DDP encoder for mastering.

3.
In October 2006, the company appointed COMDRP for communication and press relation services in France for a monthly fee of Euros 1,800 ($2,440) commencing from 1st November 2006. This contract can be terminated at one month written notice.

4.
In December 2006, the company entered into a HD playback Software Purchase Agreement with SSX for a total purchase price of $22,500. The company made an initial payment of $11,250 and one instalment of $5,625. The final balance of $5,625 was to be paid on delivery and verification of the software.

5.
In December 2006, the subsidiary, NME Entertainment Ltd signed an agreement with HGC Films (JIAHUA LTD) for the acquisition of 5 Chinese titles for $30,000 in total. The company has paid $15,000 upfront and is committed to pay $5,000 per year for next three years.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

6.
In December 2006, the company approached V2 Solutions for the design and development of authoring software and other related assignments (E-commerce, Graphic designing, and C++, Java programming). As per the agreement, the company would pay an estimated amount of  $12,000-$20,000 per month  in cash and NME equity equivalent to half of the invoice per month at a 25% discounted rate (calculated at the closing price of the last working day of the month) on receipt of invoice from V2 Solutions for one year. This contract of services was suspended on June 29, 2007 until renegotiated.

7.
In February 2007, the company signed its first U.S based distribution deal with PC Rush to bring its HD Versatile Multilayer Disc (VMD) players to the U.S. market for the first time. PC Rush will distribute and market the HD VMD Media Player Duo and HD VMD Media Player Quattro, which will allow consumers to play their existing standard-definition DVD collections up-converted to HD, as well as allow consumers entrance into the HD playback market with the high quality, and high value VMD disc format. There is a monthly marketing plan fee of $10,000 for the first 6 months, and thereafter, the greater of 1% of the monthly sales or $7,500. This deal is conditional upon the launch of players. The Company is going ahead with PC Rush in the 4th Quarter of 2007.

8.
In March 2007, the Company entered into an agreement with Mr. Rashid Karmastaji, President of Friend Real Estate Co., to represent NME and to promote VMD Discs and Players to maximize sales and market presence in Dubai, U.A.E. The company will grant Mr. Rashid Karmastaji 400,000 share warrants in exchange for his services. These warrants have the right to be exercised at 0.25 cents over next three years. The Company is committed to pay a 15% commission on royalties earned from the sale of VMD products in the region.

9.
In March 2007, the company signed a memorandum of understanding with Tsuburaya Dream Factory (TDF) to establish a Joint Venture for sales management, promotion, and marketing activities in Japan. The company will contribute 50% of the Joint Venture Capital calculated as US$42,000 (YY 10 Million). Profits from the Joint Venture will be shared equally. The JV is yet to be validated.

As at March 31,	Commercial Commitments
2008	$160,625
Thereafter	5,000
Total	$165,625

Please see subsequent events on further acquisitions of film rights as well as forward looking statements

Legal Proceedings

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

Related Party Transactions

The company paid the following to related parties during the two fiscal years end June 30, 2006 and June 30, 2007:

	June 30, 2007	June 30, 2006

May Ltd (Travel and certain expenses)	$0	$39,304
For R&D V Tech For Labs and Material	$162,600	$175,241
For Contracted Staff Turtle Technologies (India) Pvt Ltd (Sub of Silicon Valley Plc)	$53,762	$72,217
For Contracted Staff Onesoft Retail and Business Solutions (Sub of silicon Valley Plc)	$57,928	$50,398
Silicon Valley Plc for use of its staff	$0	$35,846
For Consultancy Andrew Danenza, the son of Ann Kallgren for consulting and other services	$84,167	$150,518

NOTE 6 - LONG TERM LOANS

On February 28, 2007 the Tribal Sarl Loan, (with accrued interest) was repaid and another long term loan of $1,144,000 was secured with Postie Trading Limited for 13 months through New Medium Enterprise Inc’s subsidiary, New Medium Enterprise UK Ltd. A debenture was filed by Postie Trading Ltd on the subsidiary, and shares in the parent Company have been offered as collateral for the loan. The rate of interest as per contract will be payable at maturity and carry an interest rate of 13% per annum and this will be paid as follows:

1.	8 % in cash
2.	5 % in warrant coverage @ 16 cents –already issued

The Loan was renegotiated and the term period of the loan was extended up to August 31st 2008.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

As at June 30, 2007 the outstanding balance on the loan was $ 1,174,507 (including interest).

On May 30th 2007, the Company has acquired technology and file format to use with VMD players from Semilla Capital Ltd Hong Kong. In return the company has paid $125,000 in cash and agreed to pay $1.125 million on August 31, 2008. The Company has issued 30 million shares to Semilla Capital Ltd as part of the price.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 500,000,000 shares of common stock (par value of $.0001) and 200,000,000 shares of non-voting preferred stock (par value $.0001).

The original par value had been $.001 per share. In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements were restated retroactively to recognize the new valuation.

During the period to June 30, 2007, 17,046,651 of common stock were issued to investors at various prices. The company in return received $3,975,000.

During the period to June 30, 2007, 2,000,000 warrants were exercised at a fixed price of 10 cents. The company in return received $200,000.

As of June 30, 2007, subscription documents for 7,500,000 of common stocks were received and the company received $1,875,000 during July 2007.

During the period to June 30, 2007, 6,000,000 shares of common stock were issued and held in escrow for total value of $1,050,000.

During the period ended June 30, 2007, 478,787 shares of common stock were issued to V2 solutions, as per the agreement for the production of authoring software. In turn, $137,468 was capitalised and included in assets as product development cost of authoring software.

During the period June 30, 2007, 291,667 shares of common stock were issued to supplier in return for services rendered instead of cash.

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

Summary of shares issued during the financial year:

Description	No. Of Shares	Amounts

Opening Balance	205,477,579
2001 Stock Options Exercised	7,882,516	$2,991,719.00
Staff Compensation Package	40,400,000	$11,833,000.00
Shares issued to various Consultants	14,001,500	$3,972,973.00
Digital Challenge - R&D	7,000,000	$2,100,000.00
Johan Svard - Consultancy	291,667	$52,500.00
As Shown on Cash Flow Statement	69,575,683	$20,950,192.00
Semilla-R&D	30,000,000	$8,100,000.00
V2 Solutions - Asset	478,787	$137,468.00
Cash receivable for shares issued as at June 30th 2007	7,500,000	$1,875,000.00
Cash Received From Investment	17,046,651	$3,975,000.00
Cash received from Warrants	2,000,000	$200,000.00
Shares in ESCROW	6,000,000	$1,050,000.00
Shares cancelled held in Escrow	(15,000,000)	$(1,650,000.00)
Shares Cancelled – Bought Back	(43,000)	$(9,455.00)
Total	323,035,700

In accordance with FASB issued SFAS No. 123R all "Share-Based Payments," are measured and recognized as compensation expense for all stock-based payments at fair value. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. All of these issuances were also valued at fair value.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Deferred Share Subscriptions and Outstanding Warrants

Warrant No.	No of Outstanding Warrants	Exercisable Price	Issue date	Expiry Dates
F102	3,750,000	$0.04	August 12, 2005	August 11, 2009
F104	16,923,077	$.065	April 21, 2006	April 20, 2011
F105	1,000,000	$0.25	January 09,2007	May 31, 2010
F106	100,000	$0.10	September 01, 2006	August 31, 2011
F107	75,000	N/A	December 01, 2006	November 30, 2011
F108	250,000	$0.2325	October 17,2006	October 16, 2009
F109	2,500,000	$0.32	February 15,2007	February 15, 2012
F110	50,000	N/A	February 28, 2007	February 27, 2012
F111	387,292	$0.16	February 28, 2007	February 27, 2012
F112	7,150,000	$0.16	February 28, 2007	February 27, 2012
F113	50,000	$0.25	April 30, 2007	April 29, 2010
F114	10,000	$0.25	April 12, 2007	March 28, 2008
F115	1,500,000	$0.25	April 12, 2007	May 31, 2010
F116	800,000	$0.25	April 13, 2007	April 12, 2012
F117	11,000,000	$0.25	April 13, 2007	April 12, 2012
F118	400,000	$0.30	June 20, 2007	June 19, 2012
F119	41,667	$0.225	June 20, 2007	June 19, 2012
F120	555,556	$0.225	April 30, 2007	April 29, 2012
F121	250,000	$0.225	June 04, 2007	June 03, 2012
F122	2,400,000	$0.30	June 04, 2007	June 03, 2012
F123	1,500,000	$0.25	June 29, 2007	May 31, 2010
F124	7,178,593	$0.30	July 03, 2007	July 02, 2010
F125	400,000	$0.30	July 12, 2007	July 11, 2012
F126	41,667	$0.225	July 12, 2007	July 11, 2012
F127	600,000	$0.30	July17, 2007	July16, 2012
F128	800,000	$0.30	July17, 2007	July16, 2012
F129	1,500,000	$0.30	July17, 2007	July16, 2012
F130	400,000	$0.30	July17, 2007	July16, 2012
F131	1,000,000	$0.30	July17, 2007	July16, 2012
F132	200,000	$0.30	July17, 2007	July16, 2012
F133	400,000	$0.30	July17, 2007	July16, 2012
F134	200,000	$0.30	July17, 2007	July16, 2012
F135	300,000	$0.30	July18, 2007	July17, 2012
F136	200,000	$0.30	July20, 2007	July19, 2012
F137	2,000,000	$0.20	August 15, 2007	August14, 2012
F138	400,000	$0.30	August 20,2007	August 19,2012
Total	66,312,851

For each issuance of equity instruments for services provided, the valuation of the issuances represents the fair market value of the shares at the date of issuance and has been charged to the statement of operations. The equity issuances to management do not have a compensatory component as the management are employed by the company and have their own compensation as per their service contracts. These initial issuances are further inducements for management to join a non-commercialized product entity and add to their compensation packages.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

In accordance with FASB issued SFAS No. 123R all "Share-Based Payments," are measured and recognized as compensation expense for all stock-based payments at fair value. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. All of these issuances were also valued at fair value.

NOTE 9 - SUBSEQUENT EVENTS

On July 01, 2007. the company appointed Mr. Geoffrey Russell as the Designate Chief Operational Officer. He will take care of all the operations in the company and all its subsidiaries.

On July 05, 2007, Sistech Corporation transferred all of its shares in New Medium Enterprises China Ltd to New Medium Enterprises Asia Pacific Ltd. New Medium Enterprises, Inc. who owns 100% of New Medium Enterprises Asia Pacific Limited therefore becomes a 100% holding company of New Medium China Ltd.

On July 12, 2007, the company renegotiated with VDL-ODMS for the purchase of first VMD replication line for the price of Euros 1,550,000, payable in three instalments.

On August 6, 2007 the company entered into a motion picture licensing agreement with Monolith Films for titles acquisition at various royalty terms.

On August 13, 2007 the company has appointed Sanjay Khar as a member of the Board of Directors. He will manage the Optics Division.

On August 14, 2007 the Company appointed industry veteran, Michael Jay Solomon as Chairman of the Company to develop the company on a global scale.

On August 21, 2007 the company appointed Thomas Berglund and Per Bergstrom as Directors. Both of them have a wealth of experience in growing and managing successful international operations, trading in multiple markets worldwide

ITEM 8. FINANCIAL CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2007, the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Certifying Officers have concluded that, as of June 30, 2007, our disclosure controls and procedures have no material misstatement in financial statements.
Our management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;
2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The improvement in the control procedures as set out last financial year gave management the assurance that the disclosure controls and procedures are effective as of the date of the end of the applicable reporting period. As a result, the principal executive and principal accounting officers conclude that the controls and procedures are effective to ensure that all information required to be disclosed in the Exchange Act reports are accumulated and communicated to management in a manner that permits adequate time for management, specifically the principal executive and financial officers, to consider such information and allow timely decisions of such information regarding the required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is also a process that involves human diligence and compliance and may be subject to lapses in judgment and breakdowns resulting from human judgments. Internal control over financial reporting can also be circumvented by collusion or management override. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Michael Jay Solomon	69	Chairman
Mahesh Jayanarayan	55	CEO, Director
Dr. Eugene Levich	59	CTO, Director
Irene Kuan	51	CFO, Director
Rupert Stow	84	Director
Barry Williamson	63	Director
Sanjay Khar	44	Director
Per Bergstrom	49	Director
Thomas Berglund	55	Director

During the fiscal year ending June 30, 2007, there were no changes made to the management team. On August 13 2007 Mr. Sanjay Khar was appointed to the Board of Directors to look after the Optics activities in New Medium Enterprises Inc and its subsidiaries. On August 14, 2007, Mr. Michael Jay Solomon was appointed Chairman of the Company. On August 21, 2007 Mr. Per Bergstrom and Thomas Berglund were also appointed to the Board of Directors of the company.

INFORMATION CONCERNING OFFICERS & DIRECTORS

MICHAEL JAY SOLOMON, CHAIRMAN

On August 14, 2007, the Board of Directors appointed Mr. Michael Jay Solomon as Chairman of New Medium Enterprises, Inc. Mr. Solomon is a significant financial investor and managing partner of “Ancient  Treasures of The Holy Land,” historical archeological museum-like exhibition.  Solomon's illustrious television and film career includes such prestigious positions as President of Warner Bros. International Television. With extensive experience throughout multiple global markets, including EMEA, China and North America, Michael will work with the NME Board and senior management team to further develop its business on a global scale and promote its HD VMD disc format and players. Solomon brings experience in both traditional media companies, and start-ups. His expertise includes film and television distribution, as well as development of online and digital media companies. He co-founded Telepictures Corporation, which he grew to become the largest U.S. television syndication company and one of the largest international television distribution companies. Telepictures became a public company (NASDAQ) after only 14 months under the leadership of Mr. Solomon as Chairman and CEO. A landmark deal saw Telepictures merge with Lorimar to form Lorimar Telepictures Corp., where Mr. Solomon became the new company's President and served on its Board of Directors. When Lorimar was acquired by Warner Bros., Mr. Solomon became President of Warner Bros. International Television. In recent years, Solomon has spearheaded multiple industry advancements through his company, Solomon Entertainment Enterprises.

SANJAY KHAR, DIRECTOR

On August 13, 2007, Mr Sanjay Khar was appointed as a Director on the board of New Medium Enterprises Inc, and responsible for all the optics activities within the company. He worked as the head of the optics division since March 2007. Before joining NME, he served as CEO – Near East, Middle-east & Africa for VDL ODMS BV part of the multi billion Euro, VDL Group of companies based in The Netherlands.

He is a qualified mechanical engineer with more then 20 years' industry experience, with an international business education background. He started his career by marketing turnkey projects and technologies in the fields of plastics, electronics and building materials throughout the world. He has spent the last 12 years in the optical disc business employed by leading companies in Europe, during which he has managed the start up of several Optical Disc Manufacturing units in various countries. Besides setting up regional offices for global giants in optical business such as ODME and Toolex International, he was instrumental in setting up of qualified after sales organizations as a global resource pool for these companies.

PER BERGSTROM, DIRECTOR

On August 21, 2007, Mr. Per Bergstrom joined the Board of Directors of the Company. He will be working closely with CEO on investor relationship matters in the company. Mr. Per Bergstrom is a successful technology and telecoms entrepreneur and investor, pioneering operations stretching from Scandinavia to the Americas. As former CEO and Founder of Cybercom Group, an IT/Telecoms consultant company with offices in Denmark, India, Sweden, Singapore, Poland and the UK, Bergstrom helped list Cybercom on the Stockholm Stock Exchange O-list in 1999. Currently, he is the Chairman of digital advertising solutions provider Timecut AB(Plc) and Swedish listed IT/Telecoms content provider TeleVoice5 AB.

THOMAS BERGLUND, DIRECTOR

On August 21, 2007, Mr. Thomas Berglund joined the Board of Directors of the Company. Prior to becoming a Director, he was an advisor to the Board of NME in July 2007. Thomas Berglund has been with Securitas for 22 years, including the last 14 years as President and CEO and as a Board member of Securitas AB. Under his management Securitas has became a focused security company in both Europe and the USA with sales growing from 7 to 66 billion SEK. With the initiative to divide the Group into specialized companies he helped usher in a successful era of expansion, consolidation and restructuring in the security industry.

MAHESH JAYANARAYAN, CEO AND DIRECTOR \

On June 14, 2005, the Board of Directors appointed Mr. Mahesh Jayanarayan, as President, CEO and Member of the Board of Directors of New Medium Enterprises, Inc. Mr. Jayanarayan has served as a self employed Business and Technology Consultant for the past ten years. During that time he consulted and acted as an executive advisor to the board of a number of private and public companies. In that role, he has been involved in business creation and development, and strategic corporate management, tailored to a number of different markets. He has a keen understanding on how to effectively control the core business processes of a company while increasing their market share and profitability at an accelerated rate. Due to his long experience of working with and within large investment banks and as a Business Consultant to many companies, he has developed expertise in Corporate Finance, Marketing, Planning and Corporate Rescue. He has assisted technology companies to understand, identify, and evaluate emerging technologies; allowing for clear judgment, essential timing and vital maturity in delivering a finished product to market. Prior to Mr. Jayanarayan's appointment at CEO, he served as a consultant to the company since August 2004.

PROFESSOR EUGENE LEVICH, CHIEF TECHNOLOGY OFFICER (CTO)

On July 1, 2005, the Board of Directors appointed Professor Eugene Levich as Chief Technology Officer, (CTO). From 2002-2005 Dr. Levich had been an independent consultant to several companies developing a new generation of optical storage based on multilayer concept. In 1999- 2002, Dr. Levich was President and Chairman of the Board of Directors of Constellation, Inc. Constellation, a NASDAQ company, developed the new generation technology of optical storage for application in consumer electronics (High Definition TV and Digital Cinema) and professional storage markets. (From 2002 onward, the development of fluorescent based storage has been carried out by US based company, D Data Inc.)

From 1996-1998, Dr. Levich was President and Chief Scientist of Medevi Ltd., where he helped to develop general principles of new generation optical storage-multilayer disks and cards. From 1991-1995 Dr. Levich was Senior Partner and Chief Scientist in Orlev Scientific Ltd. – a subsidiary of Ormat Industries Ltd., Israel (Orlev integrated US-Israeli team of distinguished scientists developing industrial implementations of new technologies for management of turbulent flows in pipes and aeronautics. Dr. Levich has discovered, together with Professor Lawrence Sirovich of Rockefeller University, previously unknown basic principles governing turbulent flows). From 1981-1991, Dr. Levich was a Professor of Theoretical Physics and Professor of Engineering at the City University of New York.

Dr. Levich gained M.Sc. in Physics, 1968, from Moscow State University; Ph.D. in Theoretical Physics from the Landau Institute of Theoretical Physics, 1970.

Dr. Levich was awarded major research grants by the US Department of Energy for seven (7) consecutive years from 1983 to 1991, and by National Science Foundation in 1990 and 1991.

Dr. Levich has published over 90 papers and book contributions in the fields of astrophysics, nonlinear phenomena & chaos, turbulence in fluids and optical storage. His main research interest for the last 10 years has been in optical storage. Dr. Levich is the author of over 40 patents, supported in the US and world wide, in fundamental fields of technology, ranging from managing of drag and heat exchange in turbulent flows to new generation of optical storage. His most recent scientific contributions in the field of turbulence of fluids and turbulence control were published in the monograph, "Turbulence Structure and Modulation" (Springer, Wien - New York, 2001).

IRENE KUAN, DIRECTOR (CFO)

On June 14, 2005, Irene Kuan resigned from her position as interim Chairman and interim CEO, but retained her role as Treasurer of the company. She was appointed interim CFO, and later in April 2006, confirmed as CFO. Irene is a qualified accountant and as more than 20 years experience in the accounting profession in the United Kingdom. She has vast experience in audits of large public limited companies and has worked in the insurance, investments, property and retail management industries.

From November 2003 to the present she has been employed by Visson Technologies U.K as Finance Director. From May 2003, until November 2003 she was on a sabbatical. From August 2, 2002 to May 2003, she was employed as an accountant and financial consultant to Euromaz Group. From April 2002 to until August 2002, she was self employed in real estate renovation. From December 2001 to April 2002 Irene was employed by Hardy Underwriting Group where she served in a finance operations capacity. From April 1991 - November 2001 she was employed by Arig Insurance Company Limited in an accounting & operations capacity.

She has worked at management level in the United Kingdom for the last 8 years and now holds several finance directorships of UK companies, including a public company. Irene will manage the company's finances and will contribute towards the company's future expansion plans. Irene currently hold finance directorships in the following companies: Silicon Valley Plc, Visson Displays Limited, Siptelcom Limited Wilton Business Solutions Limited (renamed New Medium Management Ltd), & Wilton Claims Ltd (renamed V-Tech UK Ltd).

RUPERT STOW

On June 14, 2005, the Board of Directors appointed Mr. Rupert Stow as Chairman and Director of New Medium Enterprises, Inc. He resigned as chairman on January 24, 2006, but still serves as a Director of NME Inc. For the past five years, Mr. Rupert Stow has been a consultant in the fields of digital television and HDTV, specializing in production systems analysis, market penetration and ROI. In his 30-year career at CBS, he planned and monitored the introduction of Electronic Newsgathering, the Electronic Still Store, and a multi-cassette cartridge playback machine for news and commercials. For 20 years, he has been involved in HDTV program production, its economics, and the development of a single world standard for HDTV program production and international exchange. As Chair of the FCC’s Advisory Committee on Advanced Television Services, Planning Subcommittee, Working Party on Economic Factors and Market Penetration, this work led directly to the completion of a North American Standard for the terrestrial transmission of programs in HDTV and other digital formats. During the space race, Stow developed an image dissector for the Lunar Orbiter; during the Cold War, the Luxicon camera tube for the USAF, and, during World War II, a bolometric camera tube for night time tank battles.

BARRY WILLIAMSON

Barry Williamson was appointed a Director of our company September 13, 2004. Mr. Williamson has been the President and principal owner of Williamson & Co., a U.K Real estate entity engaged in sales, rentals, construction, and raising the finance for multimillion pound developments. Mr. Williamson is a Fellow of The Chartered Management Institute, Fellow of the Institute of Sales & Marketing Management, and a Member of The Land Institute. Williamson and Co. also runs an executive head hunting and recruitment business placing specialized persons in jobs in the Middle East.

ITEM 9A. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

There have been incidences of late filings of Form 3, 4 and 5 for the officers and directors in the schedule set out below:

Name of Filer	Incidence of Late Filing Form 3	Incidence of Late Filing Form 4	Incidence of Late Filing Form 5
Mahesh Jayanarayan	0	1	1
Eugene Levich	0	1	1
Irene Kuan	0	1	1
Rupert Stow	0	1	1
Sanjay Khar	1	0	1
Andrew Danenza	0	2	1
Barry Williamson	0	1	1

ITEM 10. EXECUTIVE COMPENSATION

The following represents the annual compensation paid to Executive Officers & Directors:

Compensation Table

Name	Title	Annual Compensation	Date of Appointment

Rupert Stow	Director	$12,000	6-14-2005

Mahesh Jayanarayan	CEO, Director	$164,617	6-14-2005

Dr. Eugene Levich	CTO, Director	$164,666	6-30-2005

Irene Kuan	CFO, Director	$72,795	8-4-2004

Barry Williamson	Director	$2,676	9-13-2004

See Also Subsequent Events related to Shares Issuances to Officers & Directors:

During the fiscal year ending June 30, 2007, the Company did not issue any Stock Options.

Executive Compensation History

Apart from the monetary compensations above, the following executives were also awarded shares as follows:

	From:	To:	FMV	Price	Shares

Mr. Mahesh Jayanarayan	July06	June07	0.30	0.30	15,000,000

Mr. Eugene Levich	July06	June07	0.30	0.30	7,000,000

Ms. Irene SP Kuan	July06	June07	0.30	0.30	1,000,000

Mr. Rupert Stow	July06	June07	0.30	0.30	250,000

Barry Williamson	July06	June07	0.30	0.30	250,000

The above shares issued includes those held in Trust by New Medium Management Trust as part of the Compensation Plan Awarded and approved by Shareholders in February 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information known to NME as of September 25, 2007 regarding the beneficial ownership of NME common stock by:

•	persons known by us to beneficially own greater than 5% of our outstanding stock,
•	each director and nominee,
•	our Chief Executive Officer and the other named executive officers, and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, and includes shares of common stock issuable pursuant to the exercise of stock options that are immediately exercisable or exercisable within 60 days after September 25, 2007. Unless otherwise indicated, to NME's knowledge the persons or entities identified in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

Identity of Stockholder	Percentage of Shares Owned	Shares and Warrants Owned

Mahesh Jayanarayan	4.04%	16,350,000
Dr. Eugene Levich	2.89%	11,667,000
Irene Kuan	0.47%	1,917,000
Barry Williamson	0.06%	250,000
Rupert Stow	0.12%	500,000
Per Bergstrom (2)	13.70%	55,382,278
Sanjay Khar	0.27%	1,100,000
Michael Solomon	0.87%	3,500,000
Thomas Berglund	0.25%	1,000,000
All Officers & Directors	22.67%	91,666,278
New Medium Management (1)	9.25%	37,400,000
MetCash Limited (2)	8.91%	36,040,392
May Ltd. (3)	9.09%	36,754,249
Ann Kallgren (3)	16.48%	66,619,777
Semilla Capital Ltd HK	7.42%	30,000,000

(1) New Medium Management Trust holds 37,400,000 shares on behalf of Company Directors, Employees and Consultants which are included in the shares held by Officers and Directors.

(2) Per Bergstrom has joined as a Director of the Company on August 21, 2007 and is the beneficial owner of Tribal Sarl. MetCash is a subsidiary of Tribal Sarl (Cyprus registered company).

(3) Ann Kallgren has a controlling interest in May Ltd., Southwark Properties Ltd, and Remy Investments Corp.

ITEM 12. RELATED PARTY TRANSACTIONS

MAY LTD - Affiliate:

May Ltd. is a private equity offshore investment company established in Nevis. It has a portfolio of technology, telecommunication, Media and property related investments in the UK and abroad.

May Ltd. is an affiliate of NME which owns 33,004,249 common shares equal to 8.61% of the outstanding shares of the common stock. Ann Kallgren is the sole shareholder of May Ltd., Southwark Properties Limited which owns 6,265,528 shares of the Company's common stock, and Remy Investment Corporation which owns 11.8 million shares. Together they own an aggregate of 15.81% of the Company's outstanding common stock.

May Ltd. is the majority shareholder of the outstanding stock of Triband Global Limited.

May Ltd. also owns 100% of Visson Technology Limited and owned 100% of V Tech (Russia ) a key R&D facility of the company, which was sold to Silicon Valley Plc in September 2005 for £25,000.

May Ltd. also own 25.53% of Silicon Valley plc which is a public limited company with over 2600 shareholders. It is an I.T service provider and specializes in business related software and device management software. Global MediaCast Ltd is a wholly owned subsidiary of Silicon Valley Plc. Andrew Danenza was a Director of Global MediaCast Ltd; he resigned in June 2005.

NME has entered into the following related party transactions:

1.
In accordance to the acquisition agreement with MultiDisk, the company were required to repay a loan to Visson at closing for the amount of $84,000, which included a loan of $77,500 plus additional expenses incurred by Visson on behalf of MultiDisk prior to the consummation of the acquisition. Furthermore, in accordance to the acquisition Agreement with MultiDisk, a sum of $87,000 owed to May Ltd was converted into 1,740,000 shares of common stock.

2.	During the annual period ending June 30, 2007 the company paid $162,600 to V Tech Uk Ltd, a primary R & D Facility which employs key scientists.
3.
During the year, the Company engaged the services of OneSoft Retail and Business Solutions Ltd, formerly Turtle Retail and Business Solutions Ltd to provide certain consulting services related to the design of its website, and for R&D with its associated company in India. During the annual period ending June 30 2007, the company paid $53,762 to Turtle Technologies (India) Pvt Ltd and $57,928 to OneSoft Retail and Business Solutions Ltd for use of its staff..

4.
During the fiscal year ending June 30, 2007, the Company engaged the services of Andrew Danenza, the son of Ann Kallgren, who is the sole shareholder of May Ltd., the holder of approximately 9% of our shares and Southwark Properties Limited to provide consulting and other services for the Company. Andrew Danenza is a consultant to the company and has received an aggregate of $84,167 in consulting fees, and 5 million shares of common stock of New Medium Enterprises Inc.

Mahesh Jayanarayan, CEO - Related Party Transactions:

Mr. Mahesh Jayanarayan is a minority shareholder (less than 5%) in Business Plans Ltd. and Silicon Valley Ltd.

Irene Kuan - CFO - Related Parties:

Irene Kuan is a director of the following companies and she is also a minority shareholder of Silicon Valley Plc:

•	Silicon Valley, PLC (reappointed October 31, 2006), Triband Global Ltd (resigned signed July 31 2007, Triband Ltd (dormant), Wilton Claim Ltd (renamed V-Tech UK Ltd )
•	Wilton Business Solutions, Ltd (renamed New Medium Management). Visson Technologies, UK (dormant), Litecel Ltd. (dormant), Global MediaCast Ltd and OneSoft Retail & Business Solutions Ltd.

ITEM 13. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report Form 10-KSB and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

During the fiscal year ending June 30, 2007 we paid approximately $14,400 for accounting and auditing. During the fiscal year ending June 30, 2006 we paid approximately $18,000 for accounting and auditing. The company estimated the current audit will cost approximately $26,000. (2006 - $18,000)

SUBSEQUENT EVENTS

The company has approached its major shareholders to obtain consent for reverse stock split and consent to make an application for listing on NASDAQ in the future. A 14C statement will be filed when the 51% or more consent has been received.

All other subsequent events are stated above in Note 9.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended (filed with 8-K dated 11/01/05)
3.2	By-laws of the Company, as amended (filed with 8-K dated 11/01/05)
4.2.i	Loan Agreement and Note to Semilla Capital Ltd. dated August 28th 2007, as amended (filed with 8-K on 08/30/07)
4.2.ii	Loan Agreement and Debenture to Postie Trading Limited dated April 03 2007, as amended (filed with 8-K dated 02/12/07 )
10.1	2007 Three Year Stock Incentive Plan (filed with 14C dated 02/05/07)
10.2	2007 Executive Compensation Plan (filed with 14C dated 02/05/07)
10.5	Agreement for Public Relations Services with Zeno Communications (UK) Ltd (filed with 8-K dated 09/22/06)
10.6	Content Agreement with VCL Communications Gmbh (filed with 8-K dated 10/10/06)
10.7	Agreement with Digital Challenge (filed with 8-K dated 11/01/06)
10.8	Content License and Distribution agreement with Monolith Sp. Z.O.O (filed with 8-K dated 08/16/07)
10.9	Asset Purchase Agreement with Semilla Capital Limited dated February 28, 2007 (filed with 8-K dated 08/03/07)
17	Notification of resignation of former director Philip David filed with 8-K dated 09/09/06
22	Published Report regarding matter disclosed to shareholders filed 14C dated 02/05/07
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification by Chief Financial Officer (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification by Chief Financial Officer (filed herewith)

SIGNATURE

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

September 13, 2007

BY: /s/ MAHESH JAYANARAYAN
Mahesh Jayanarayan
PRESIDENT & CHIEF EXECUTIVE OFFICER