Form 10QSB
period 2007-09-30
NEW MEDIUM ENTERPRISES INC
filed 2007-11-14
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2007

Commission File Number: 333-51880

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	11-3502174
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Mahesh K Jayanarayan, CEO
195 The Vale
London UK W3 7QS
Tel: 011 44 20 8746 2018
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
Yes x   No o

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b -2 of the Exchange Act).
Yes ☐    No ☒

Transitional Small Business Disclosure Format (Check One):
Yes o    No x

Shares of Common Stock, $0.0001 par value, outstanding as of November 12, 2007: 346,774,035

NEW MEDIUM ENTERPRISES, INC.

Form 10-Q for the Quarter Ended September 30, 2007

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements & Supplementary Data	3 – 15

Item 2.	Management’s Discussion & Analysis	16

Item 3.	Controls & Procedures	18

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Default Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Morgenstern, Svoboda, & Baer Cpa’s P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-mail: msbcpas@gmail.com

The Board of Directors and Stockholders New Medium Enterprises, Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of September 30, 2007 and the consolidated statements of operations for the three months ended September 30, 2007 & 2006 and consolidated statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2007 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated September 07, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants
New York, NY
November 12, 2007

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
At September 30, 2007

	September 30, 2007	June 30, 2007
	$	$

ASSETS

Current Assets
Cash and Cash Equivalents	320,768	308,419
Cash receivable for shares issued as at September 30, 2007	50,000	1,875,000
Prepaid Expenses	422,679	409,752
Stock held by Third Party	107,221	72,957
Rental Deposits	45,595	45,595
Supplier Deposits	904	904
Other Receivable	354,121	79,090
Value Added Tax recoverable	18,853	31,342
Escrow Deposits	1,050,000	1,050,000
Total Current Assets	2,370,141	3,873,059

Property and Equipment	1,772,811	1,492,484
Less: Accumulated Depreciation	(226,996)	(194,072)
	1,545,815	1,298,412

Patents	78,420	57,002
Total Other Assets	1,624,235	1,355,414

Total Assets	3,994,376	5,228,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses and Amount Payable	991,197	736,247
Total Current Liabilities	991,197	736,247
Long Term Loan	2,269,000	2,269,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000, issued and outstanding 344,324,035 & 323,035,700 shares	34,433	32,305
Additional paid in capital	68,311,320	63,041,095
Accumulated other comprehensive gain (loss)	(34,991)	(38,641)
Deficit accumulated during the development stage	(67,576,583)	(60,811,533)
Total Stockholders' Equity	734,179	2,223,226

Total Liabilities & Stockholders' Equity	3,994,376	5,228,473

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended September 30, 2007	For the 3 months ended September 30, 2006	From Inception, (August 2, 1999) to September 30, 2007
	$	$	$

Revenues	227,973	--	227,973
Cost Of Goods Sold	(201,110)	--	(201,110)
Gross Profits	26,863		26,863

Operating Expenses:
Marketing Expenses	287,744	--	1,040,848
General and Administrative	1,313,554	922,524	11,517,327
Research and Development Costs	441,469	114,484	14,615,509
IP Written Off-Adjustment	--	--	15,183,860
Founders Stock Option 2001 Exercised	--	--	2,991,719
Staff Compensation Based Stock Issue	4,569,853	--	20,375,826
Officer's Compensation	141,460	106,267	1,329,586
Unrecoverable Debt Written Off	--	--	431,529
Loss on Foreign Currency	9,989	8,047	77,862
Depreciation	32,924	24,200	249,230
Total Operating Expenses	6,796,993	1,175,522	67,813,296

Income (Loss) From Operations	(6,770,130)	(1,175,522)	(67,786,433)
Other Income	5,080	2,389	46,948
Investment Income	--	--	150,405
Value added tax recovered	--	--	12,897
Loss Before Income Taxes	(6,765,050)	(1,173,133)	(67,576,183)

Income Tax	--	--	(400)

Net Loss	(6,765,050)	(1,173,133)	(67,576,583)

Loss Per Common Share - Basic and Diluted	(0.02)	(0.01)	NA

Weighted Average Number of Shares Outstanding	333,679,867	205,615,246	NA

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS

	September 30, 2007	September 30, 2006	From Inception (August 2, 1999) to September 30, 2007

Cash flows from operating activities
Net loss	$(6,765,050)	$(1,173,133)	$(67,576,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,924	24,200	231,737
Profit on Insurance claim on Screen Broken	-	-	(3,262)
Stock Issued for Intellectual Property R&D bought	-	-	22,621,155
Write off of web site development costs	-	-	314,302
Stock issued for services rendered	4,922,354	46,360	29,958,896
Stock issued for services rendered – Escrow	-	-	(1,050,000)
Loss on sale of securities	-	-	(5,044)
Changes in assets and liabilities:
Change in current assets	(309,734)	104,997	(874,628)
Change in security deposits	-	-	(45,595)
Change in current liabilities	254,950	93,673	991,198
Net cash used in operating activities	$(1,864,556)	$(903,903)	$(15,437,824)

Cash flows from investing activities
Proceed from insurance claim	-	-	14,039
Proceeds from the sale of other co. securities	-	-	13,584
Purchase of fixed assets (including investments)	(301,745)	(308,593)	(1,672,091)
Purchase (write off) of fixed assets	-	-	(212,151)
Web site development costs/software asset	-	-	(261,402)
Investment purchased – net	-	-	(20,198)
Net cash provided from investing activities	$(301,745)	$(308,593)	$(2,138,219)

Cash flows from financing activities
Proceeds from sale of A, B, and C units	-	-	2,019,950
Offering costs-private placements	-	-	(69,625)
Deferred offering costs-registration statement	-	-	(40,000)
Purchase of Treasury Stock	-	-	(13,205)
Long-term loan	-	-	2,269,000
Proceeds from sale of shares and warrants to various officers, founders and investors	-	-	1,346,670
Shares issued for purchase of fixed asset	-	-	137,468
Short-term loan	-	1,100,000	-
Proceeds from sale of shares	350,000	-	12,331,544
Net cash provided from financing activities	$350,000	$1,100,000	17,981,802

Effects of Exchange gain on Cash	3,650		(34,991)

Net increase (decrease) in cash and cash equivalents	(1,812,651)	(112,496)	370,768

Cash and cash equivalents, beginning of period	2,183,419	665,597	-

Cash and cash equivalents, September 30, 2007	$370,768	$553,101	$370,768

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period July 1, 2006 - September 30, 2007

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances July 01, 2006		205,477,579	20,448	28,424,747	(25,045,059)	(37,418)	3,362,718

Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610
Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised
5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of Common Shares to Investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF
12 May 06 (200 should be 300)			100	(100)
Issuance of share(Held in Escrow)
29 December 2006	0.05	3,000,000	300	149,700			150,000
Issuance of share (Held in Escrow)
29 December 2006	0.1	24,000,000	2,400	2,397,600			2,400,000
Issuance of share (Held in Escrow)
29 December 2006	0.30	10,000,000	1,000	2,999,000			3,000,000
Issuance of shares for Services
3 January 2007	0.26	1,000,000	100	259,900			260,000
Issuance of share to investor
3 January 2007	0.2	4,000,000	400	799,600			800,000
Issuance of share to investor
28 February 2007	0.2131	117,316	12	24,988			25,000
Issuance of share for services
20 March 2007	0.30	40,000,000	4,000	11,996,000			12,000,000
Issuance of share to investor
31 March 2007	0.25	1,500,000	150	374,850			375,000
Termination of BEW Joint Venture
31 March 2007	0.10	(24,000,000)	(2,400)	(2,397,600)			(2,400,000)
Adjustment to issuance for services
1 April 2007	0.30	(1,000,000)	(100)	(299,900)			(300,000)
Issuance for services
3 April 2007	0.29	275,000	28	79,722			79,750
Issuance for services
3 April 2007	0.29	275,000	28	79,722			79,750
Issuance for services
4 April 2007	0.28	100,000	10	27,990			28,000
Issuance of share to investor
11 April 2007	0.18	555,422	56	99,944			100,000
Issuance of share to investor
24 April 2007	0.23	2,173,913	217	499,783			500,000
Issuance for services
30 April 2007	0.23	2,250,000	225	517,275			517,500
Penalty issuance of share to investors for nonSB2 registration
25 May 2007	0.26	668,000	67	173,613			173,680
Penalty issuance of share to investors for nonSB2 registration
25 May 2007	0.26	287,000	29	74,591			74,620
Issuance of shares for assets purchased from Semilla
1 June 2007	0.27	30,000,000	3,000	8,097,000			8,100,000
Issuance for services
1 June 2007	0.27	5,000,000	500	1,349,500			1,350,000
Issuance for services
1 June 2007	0.27	2,000,000	200	539,800			540,000
Issuance of share to investors
7 June 2007	0.25	2,400,000	240	599,760			600,000
Issuance for services
7 June 2007	0.18	250,000	25	44,975			45,000
Warrants exercised
7 June 2007	0.10	2,000,000	200	199,800			200,000
2001 Options exercised
14 June 2007	0.30	1,612,875	161	483,702			483,863
Issuance of shares to investor
20 June 2007	0.25	400,000	40	99,960			100,000
Issuance for services
20 June 2007	0.18	41,667	4	7,496			7,500
Issuance of shares to investor
29 June 2007	0.25	1,500,000	150	374,850			375,000
Issuance of shares to 10 investors
29 June 2007	0.25	6,000,000	600	1,499,400			1,500,000
Issuance for services Re Jan 07 inv
29 June 2007	0.32	45,208	4	14,463			14,467
Issuance for services Re Feb 07 inv
29 June 2007	0.35	59,619	6	20,861			20,867
Issuance for services Re Mar 07 inv
29 June 2007	0.29	96,092	10	27,857			27,867
Issuance for services Re Apr 07 inv
29 June 2007	0.23	105,217	11	24,189			24,200
Issuance for services Re May 07 inv
29 June 2007	0.28	86,429	8	24,192			24,200
Issuance for services Re June 07 inv
29 June 2007	0.30	86,222	8	25,859			25,867
Issuance for services
29 June 2007 - Shares last year issued	0.095	1,400,000	140	132,860			133,000
Cancellation of shares buy back	0.2198	(43,000)	(4)	(9,451)			(9,455)
Comprehensive Loss						(1,223)	(1,223)
Net Loss for the year to June 30, 2007					(35,766,474)		(35,766,474)

Balances June 30, 2007		323,035,700	32,305	63,041,095	(60,811,533)	(38,641)	2,223,226

Issuance of shares for services
2 July 2007	0.3	3,750,000	375	1,124,625			1,125,000
Issuance of shares for services
18 July 2007	0.18	41,667	4	7,496			7,500
Issuance of shares for services
9 August 2007	0.23	1,000,000	100	229,900			230,000
Issuance of shares for services
15 August 2007	0.24	2,000,000	200	479,800			480,000
Penalty issuance of share to investors for nonSB2 registration
16 August 2007	0.24	240,000	24	57,576			57,600
Issuance of shares to investors June 2007
20 August 2007	0.25	400,000	40	99,960			100,000
Issuance of shares for services
20 August 2007	0.23	1,500,000	150	344,850			345,000
Issuance of shares for services
30 August 2007	0.22	113,334	11	24,922			24,933
Issuance of shares for Director services
30 August 2007	0.22	4,500,000	450	989,550			990,000
Penalty issuance of share to investors for nonSB2 registration
31 August 2007	0.22	396,000	40	87,080			87,120
Penalty issuance of share to investors for nonSB2 registration
Issuance of shares for services
30 August 2007	0.22	113,334	11	24,922			24,933
Issuance of shares for Director services
30 August 2007	0.22	4,500,000	450	989,550			990,000
Penalty issuance of share to investors for nonSB2 registration
31 August 2007	0.22	396,000	40	87,080			87,120
Penalty issuance of share to investors for nonSB2 registration
6 September 2007	0.23	330,000	33	75,867			75,900
Issuance of shares for services
11 September 2007	0.24	503,334	50	120,750			120,800
Penalty issuance of share to investors for nonSB2 registration
18 September 2007	0.25	144,000	14	35,986			36,000
Issuance of share to June 2007 investor
25 September 2007	0.25	400,000	40	99,960			100,000
Issuance of share to June 2007 investor
28 September 2007	0.25	400,000	40	99,960			100,000
Penalty issuance of share to investors for nonSB2 registration
30 September 2007	0.25	120,000	12	29,988			30,000
Issuance of shares for Director services
30 September 2007	0.25	5,250,000	525	1,311,975			1,312,500
Issuance of shares to June 2007 investors
30 September 2007	0.25	200,000	20	49,980			50,000
Comprehensive Loss						3,650	3,650
Loss for Quarter ending September 30, 2007					(6,765,050)		(6,765,050)

Balance as at September 30, 2007		344,324,035	34,433	68,311,320	(67,576,583)	(34,991)	(734,179)

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

This Quarter the company has generated minimal revenues from the sale of its players to one European distributor.

Subsidiaries:

The following are the subsidiaries of the Company.

A)	New Medium Enterprises UK Ltd, incorporated on February 18, 2004, under the laws of England and Wales.
B)	New Medium Management Ltd, incorporated on May 13, 2004, under the laws of England and Wales.
C)	New Medium Enterprises Asia Pacific Ltd, incorporated on June 2, 2006 under the laws of Peoples Republic of China.
D)	New Medium Enterprises China Ltd, incorporated on June 2, 2006 under the laws of Peoples Republic of China.
E)	New Medium Entertainment Ltd - incorporated 19 September 2006, under the laws of England and Wales.
F)	New Medium Electronics Ltd - incorporated 19 September 2006, under the laws of England and Wales.
G)	New Medium Films Inc (Formerly known as Intellitain Media, Inc.)- incorporated 13 July 2000 under the laws of the state of Nevada, USA.
H)	New Medium Optics Uk Ltd-incorporated on July 07, 2007 under the laws of England and Wales.

New Medium Enterprises, Inc. owns 100% of all above subsidiaries.

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

Furniture and Fixtures and Office Equipment	3 years
Plant and Machinery	3 years
Others	3 years

As of September 30, 2007, and September 30, 2006 Property, Plant & Equipment consist of the following:

	September 30,
	2007	2006

Furniture and Fixture	$341,936	215,164
Plant and Machinery	279,161	117,017
Others	1,151,714	264,924
Total	1,772,811	597,105
Accumulated depreciation	(226,996)	(125,744)
Net Fixed Asset	$1,545,815	471,361

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Revenue Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the quarter ended September 30, 2007 there are small revenue from the sale of players.

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2007 the Company had a Federal and State tax net operating loss of approximately $61,775,384. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

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

Obligations Table:
Quarter Ending September 30,	Obligation

2008	$20,003
Thereafter	0
Total	$20,003

Insurance

Directors and Officers Insurance at $2,049 for 10 months starting May 2007.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Commercial Commitments

1.
In May 2006, the company entered into a contract for Design and Construction of a VMD Replication Line with VDL-ODMS. The project was reassessed and re-priced in July 2007. Under the new deal with VDL-ODMS – the company agreed to pay Euros 1,550,000 for the first VMD Line and has paid Euros 240,000 in July. The balance is backed by the Atradius line of credit. The company will pay the balance in two installments on completion of assembly and testing of equipment.

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

6.
In August 2007 the subsidiary, NME Optics Ltd placed an order with Netstal-Maschinen AG for Injection Moulding Machine e – jet to be used in VMD Line for the total price of $350,028(420,000 CHF). $100,000 has been paid on August 20, 2007 as down payment. Balance is to be paid in March 2008.

7.
In August 2007 the subsidiary, NME Optics Ltd also placed an order with Dr Schenk GMBH for transmission, Dishing VMD stamper to be used in VMD Line for the total price of $65,007.15(48,100 EUR). $32,503.58 has been paid on September 28, 2007 as down payment. Balance is to be paid in February 2008.

As at September 30,	Commercial Commitments

2008	$295,597
Thereafter	0.00
Total	$295,597

Please see subsequent events on further acquisitions of film rights as well as forward looking statements

Legal Proceedings

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

Related Party Transactions

The company paid the following to related parties during the quarters ended September 30, 2007 and 2006:

RELATED PARTIES	3 months to September 30, 2007	3 months to September 30, 2006

For R&D V Tech For Labs and Material	$45,323	$38,400
For Contracted Staff -Turtle Technologies (India) Pvt Ltd (Sub of Silicon Valley Plc)	$12,450	$13,737
For Contracted Staff -One Soft Retail Business Solutions (Sub of Silicon Valley Plc)	$8,715	$9,295
Andrew Danenza, the son of Ann Kallgren for consulting and other services	$0	$20,000

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 7 - LONG TERM LOANS

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
As at September 30, 2007 the outstanding balance on the loan was $ 1,197,387 (including interest).

On May 30th 2007, the Company has acquired technology and file format to use with VMD players from Semilla Capital Ltd Hong Kong. In return the company has paid $125,000 in cash and agreed to pay $1.125 million on August 31, 2008. The Company has issued 30 million shares to Semilla Capital Ltd as part of the price.

NOTE 8 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 500,000,000 shares of common stock (par value of $.0001) and 200,000,000 shares of non-voting preferred stock (par value $.0001).

The original par value had been $.001 per share. In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements were restated retroactively to recognize the new valuation.

During the period to September 30, 2007, 1,200,000 of common stock were issued to investors at 25 cents. The company in return received $300,000.

As of September 30, 2007, subscription documents for 200,000 of common stocks were received and the company received $50,000 during October 2007.

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

Summary of shares issued during the financial year:

Description	No. Of Shares	Amounts

Opening Balance	323,035,700	$

Shares issued to various Directors	17,116,668		4,283,234
Shares issued to various Consultants	1,541,667		352,500
Penalty shares issued for Non SB2 Filing 30%	1,230,000		286,620

As Shown on Cash Flow Statement	19,888,335		4,922,354
Cash Received From Investment	1,200,000		300,000
Cash received in October for shares issued in Sep07	200,000		50,000
Total	344,324,035

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

Deferred Share Subscriptions and Outstanding Warrants

Warrant Number	Number of Outstanding Warrants	Exercisable Price	Issue Date	Expiry Dates
F102	3,750,000	$0.04	August 12, 2005	August 11, 2009
F104	16,923,077	$.065	April 21, 2006	April 20, 2011
F105	1,000,000	$0.25	January 09,2007	May 31, 2010
F106	100,000	$0.10	September 01, 2006	August 31, 2011
F107	75,000	N/A	December 01, 2006	November 30, 2011
F108	250,000	$0.2325	October 17,2006	October 16, 2009
F109	2,500,000	$0.32	February 15,2007	February 15, 2012
F110	50,000	N/A	February 28, 2007	February 27, 2012
F111	387,292	$0.16	February 28, 2007	February 27, 2012
F112	7,150,000	$0.16	February 28, 2007	February 27, 2012
F113	50,000	$0.25	April 30, 2007	April 29, 2010
F114	10,000	$0.25	April 12, 2007	March 28, 2008
F115	1,500,000	$0.25	April 12, 2007	May 31, 2010
F116	800,000	$0.25	April 13, 2007	April 12, 2012
F117	11,000,000	$0.25	April 13, 2007	April 12, 2012
F118	400,000	$0.30	June 20, 2007	June 19, 2012
F119	41,667	$0.225	June 20, 2007	June 19, 2012
F120	555,556	$0.225	April 30, 2007	April 29, 2012
F121	250,000	$0.225	June 04, 2007	June 03, 2012
F122	2,400,000	$0.30	June 04, 2007	June 03, 2012
F123	1,500,000	$0.25	June 29, 2007	May 31, 2010
F124	7,178,593	$0.30	July 03, 2007	July 02, 2010
F125	400,000	$0.30	July 12, 2007	July 11, 2012
F126	41,667	$0.225	July 12, 2007	July 11, 2012
F127	600,000	$0.30	July17, 2007	July16, 2012
F128	800,000	$0.30	July17, 2007	July16, 2012
F129	1,500,000	$0.30	July17, 2007	July16, 2012
F130	400,000	$0.30	July17, 2007	July16, 2012
F131	1,000,000	$0.30	July17, 2007	July16, 2012
F132	200,000	$0.30	July17, 2007	July16, 2012
F133	400,000	$0.30	July17, 2007	July16, 2012
F134	200,000	$0.30	July17, 2007	July16, 2012
F135	300,000	$0.30	July18, 2007	July17, 2012
F136	200,000	$0.30	July20, 2007	July19, 2012
F137	2,000,000	$0.20	August 15, 2007	August14, 2012
F138	400,000	$0.30	August 20,2007	August 19,2012
F139	300,000	$0.30	September 25, 2007	September 24, 2012
F140	100,000	$0.30	September 25, 2007	September 24, 2012
F141	300,000	$0.30	September 28, 2007	September 27, 2012
F142	100,000	$0.30	September 28, 2007	September 27, 2012
F143	50,000	$0.30	October 17, 2007	October 16, 2012
F144	150,000	$0.30	October 17, 2007	October 16, 2012
F145	4,500,000	$0.00	August 14, 2007	August 14, 2009
Total	71,812,851

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

For each issuance of equity instruments for services provided, the valuation of the issuances represents the fair market value of the shares at the date of issuance and has been charged to the statement of operations. The equity issuances to management do not have a compensatory component as the management are employed by the company and have their own compensation as per their service contracts. These initial issuances are further inducements for management to join a non - commercialized product entity and add to their compensation packages.

In accordance with FASB issued SFAS No. 123R all "Share-Based Payments," are measured and recognized as compensation expense for all stock-based payments at fair value. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. All of these issuances were also valued at fair value.

NOTE 9 - SUBSEQUENT EVENTS

On October 09, 2007, New Medium Entertainment entered into a licensing agreement with SENA of Iceland for the acquisition of film titles.

On October 30, 2007 the company signed with two independent film distributors, SENA and Myndform, to distribute their High Definition titles on the HD VMD format in Iceland for Christmas 2007.

Item 2.     Management’s Discussion and Analysis

Forward Looking Statements

Some of the information in this report or the documents we incorporate by reference in this report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

	failing to produce a workable product;
	failure to raise sufficient capital to fund business operating plans;
	market conditions and demand for new optical storage media development and storage technology;
	our competitors' ability to successfully develop new technologies to satisfy demand for data storage;
	difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;
	difficulties in competing successfully in the markets for new products with established and emerging competitors;
	difficulties with single source suppliers, product defects or product delays;
	difficulties in forming and maintaining successful joint venture relationships;
	difficulties in obtaining, maintaining and using intellectual property protections;
	changes in data storage technological protocols and standards;
	difficulties in state, federal, foreign and international regulation and licensing requirements;
	litigation actions by directors, employees, investors and others;
	limited operation and management history;
	dependence on key personnel;
	inability to conclude the relationship;
	other factors discussed in this report

The discussion below of NME's Plan of Operations for the next 12 months assumes that the Company will continue as a going concern. As stated in our 10-KSB filing for the period ended June 30, 2007, our auditors have raised substantial doubt about this assumption. As discussed further under "Liquidity and Capital Resources" below, we are operating under severe liquidity constraints, and we will be unable to execute the following initiatives unless we can raise adequate funds from outside sources.

Plan of Operations for the Next 12 Months

The Company intends to release its first generation products soon, while continuing its development efforts related to blue laser high capacity optical storage discs, the next generation of our proprietary VMD technology.

The Company plans to accelerate the marketing of its VMD replication lines, and is in negotiations with various companies regarding the sale of these lines. We expect our own first VMD replication line to be in production in the 4th calendar quarter of 2007.

The Company has produced two 1080p output VMD player models, ML622 and ML777, for demonstration at trade shows and conferences. In the fourth calendar quarter of 2007, we also began selling these players on our ecommerce website (www.nmestore.com) and on Amazon.com although we don’t expect these products to be available for shipment until about December 15, 2007.

We also expect to launch our HD authoring software commercially in early 2008

Sale of Players

Although the Company had not earned any revenue as of the end of the first quarter of fiscal year 2007, subsequent to the end of that quarter the Company received purchase orders from European Distributors and sold some players for display and as a result recognised the Company’s first revenue.

Planned Acquisition

On September 27, 2007 the Company signed a non-binding letter of intent to acquire FKH Electronic A.S. (FKH), a Slovakian producer and distributor of home appliances and consumer electronics devices in Central Europe that markets its products under the brand name Orava. The GFK Group estimates that Orava brand products had an 18% market share in Europe in 2005 and had the largest market share of DVD player sales in Slovakia in 2006. Based on information provided by FKH's management to the Company, FKH has approximately 270 employees worldwide, has been profitable since its inception in and earned revenue in excess of US$25 million in the 3 fiscal years ended December 2006. FKH acquired the Orava brand name in 1992.

According to FKH, FKH sells its Orava brand products in more than 1700 retail outlets, including European mega stores Carrefour, Tesco, Metro, AHOLD and others. FKH also has warehousing facilities, an automated fulfillment center and a sales network with a 24 hours x 7 days service desk.

Content Acquisition Agreements

On October 31, 2007 NME finalized an agreement with Lazy Town Entertainment for the release of 53 episodes of the British Academy Film and Television Award winning series LazyTown on its HD VMD format in Iceland.  NME intends to include LazyTown titles within its HD VMD Player Bundle Box, available in Scandinavian countries and Iceland, with 12 episodes in each bundle. All of LazyTown's 53 episodes that will be released on HD VMD have been produced in High Definition.

On October 30, 2007 the Company signed agreements with two independent film distributors, SENA and Myndform, to distribute their High Definition titles on the HD VMD format in Iceland for Christmas 2007. NME intends to release a bundle box with each distribution company which will feature its full high definition 1080p HD VMD Player bundled with five HD VMD titles. Bundled titles from Myndform will include the films Lucky Number Slevin, Saw I & II, and Butterfly Effect II. From SENA, bundled titles will include Apocalytpo, We Were Soldiers, The Hitcher, Spy Kids and Scary Movie.

SENA is also a licensee in Iceland of content from 20th Century Fox, Sony Pictures, Focus and various independent studios. Myndform is a distributor for New Line Cinema products, including the Lord of the Rings Trilogy, The Queen, Miss Potter, Scoop, The Descent, and the Rush Hour series.

New Medium Enterprises introduced its VMD player and High Definition Bollywood film titles on VMD in India at the Times AV Revolution Expo at the Bombay Exhibition Center held on October 23, 2007. The Company expects to offer its HD VMD Bundle Box, including five HD titles, through Indian retailers and e-commerce sites before the end of calendar year 2007.

On September 25, 2007, the Company signed a commercial agreement with Australian distribution and retail company Westan Australia to distribute its HD VMD players and discs in Oceana Region including Australia and New Zealand. NME intends to release its full high definition (HD) 1080p HD VMD players and bundle boxes with Westan to bring affordable true high definition to consumers in the region. NME intends to sell its players bundled together with five Icon Film Distribution titles, including The Queen, We Were Soldiers, The Hitcher, Footy Legends and Butterfly Effect II.  Products will be sold in mainstream retail outlets and bundles boxes will also online at Amazon.com and NME's E-commerce web store.

Commercial Activities

During the fiscal year, 2007, the Company completed various product trials and commenced marketing of its first generation product line. The Company's marketing campaign for its HD VMD products is organized around 12 regions: Australia, Brazil, Central Europe, China, France, Iceland, India, Scandinavia, Japan, the Middle East, Russia and the United States. The Company also conducted various market research and product demonstrations in these regions, and intends to launch its full scale marketing operations in the fourth quarter of this calendar year 2007 in the twelve listed regions. The Company’s intends to focus its marketing initiatives on HD VMD content, HD VMD electronic players and authoring tools to production studios.

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

Furthermore, in the early part of calendar year 2008, subject to achieving its set sales targets in 2007, the Company plans to enter into the development of products utilizing blue laser technology. The Company intends to market any resulting products to the high end business-to-business storage market.

Liquidity and Capital Resources

On September 30, 2007, we had available in cash the sum of $320,768 and accrued expenses of $991,197.

During the quarter ended September 30, 2007, the Company issued 1,400,000 shares to various investors for US$350,000 in a series of private placements.

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

Item 3. Control and Procedures

As of September 30, 2007, the end of the period covered by this quarter Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Certifying Officers have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. Our management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not routine litigation incidental, or otherwise material, to the financial condition of our business. None of our directors, officers, affiliates or owners of record or beneficially of more than 5% of our common stock is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about sales during the three months ended September 30, 2007 of securities that have not been registered under the Securities Act of 1933:

Date of Sale/Issuance	Type of Security Sold	Price per Share (US$)	Number Sold/Issued	Consideration Received	Exemption from Registration Claimed
July 2, 2007	Common Stock	.30	3,750,000	Stock issued as per investment terms	Section 4(2)
July 3, 2007	Warrants	.30	7,178,593	Warrants issued as per investment terms	Regulation S
July 12, 2007	Warrants	.30	400,000	Warrants issued as per investment terms	Regulation S
July 12, 2007	Warrants	.225	41,667	Warrants issued for services	Regulation S
July 17, 2007	Warrants	.30	600,000	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	800,000	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	1,500,00	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	400,000	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	200,000	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	300,000	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	200,000	Warrants issued as per investment terms	Regulation S
July 17, 2007	Warrants	.30	1,000,000	Warrants issued as per investment terms	Regulation S
July 18, 2007	Warrants	.30	300,000	Warrants issued as per investment terms	Regulation S
July 18, 2007	Common Stock	.18	41,667	Stock issued for services	Regulation S
July 20, 2007	Warrants	.30	200,000	warrants as part of investment terms	Regulation S
August 9, 2007	Common stock	.23	1,000,000	Stock issued for services	Section 4(2)
August 14, 2007	Warrants	.00	4,500,000	Stock issued as per contract	Section 4(2)
August 15, 2007	Warrants	.20	2,000,000	Warrants as part of investment terms	Regulation S
August 15, 2007	Common Stock	.24	2,000,000	Wtock issued as per contract	Section 4(2)
August 16, 2007	Common Stock	.24	240,000	30% penalty shares for non-SB2 filing	Regulation S
August 20, 2007	Warrants	.30	400,000	Warrants as part of investment terms	Regulation S
August 20, 2007	Common Stock	.25	400,000	Stock issued for investment received	Regulation S
August 20, 2007	Common Stock	.25	1,500,000	Stock issued for services	Section 4(2)
August 30, 2007	Common Stock	.22	113,334	Stock issued as per compensation contracts	Regulation S
August 30, 2007	Common Stock	.22	1,000,000	Stock issued for director and services	Section 4(2)
August 30, 2007	Common Stock	.22	3,500,000	Stock issued for director and services	Section 4(2)
August 31, 2007	Common Stock	.22	120,000	30% penalty shares for non sb2 filing	Regulation S
August 31, 2007	Common Stock	.22	60,000	30% penalty shares for non-SB2 filing	Regulation S
August 31, 2007	Common Stock	.22	180,000	30% penalty shares for non-SB2 filing	Regulation S
August 31, 2007	Common Stock	.22	36,000	30% penalty shares for non-SB2 filing	Regulation S
September 6, 2007	Common Stock	.23	300,000	30% penalty shares for non-SB2 filing	Regulation S
September 6, 2007	Common Stock	.23	30,000	30% penalty shares for non-SB2 filing	Regulation S
September 11, 2007	Common Stock	.24	503,334	Stock issued as per compensation contracts	Regulation S
September 18, 2007	Common Stock	.25	144,000	30% penalty shares for non-SB2 filing	Regulation S
September 25, 2007	Warrants	.30	300,000	Warrants as part of investment terms	Regulation S
September 25, 2007	Warrants	.30	100,000	Warrants as part of investment terms	Regulation S
September 25, 2007	Common Stock	.25	300,000	Stock issued for investment received	Regulation S
September 25, 2007	Common Stock	.25	100,000	Stock issued for investment received	Regulation S
September 28, 2007	Warrants	.30	300,000	Warrants as part of investment terms	Regulation S
September 28, 2007	Warrants	.30	100,000	Warrants as part of investment terms	Regulation S
September 28, 2007	Common Stock	.25	300,000	Stock issued for investment received	Regulation S
September 28, 2007	Common Stock	.25	100,000	Stock issued for investment received	Regulation S
September 30, 2007	Common Stock	.25	120,000	30% penalty shares for non-SB2 filing	Regulation S
September 30, 2007	Common Stock	.25	2,500,000	Stock issued for director services	Section 4(2)
September 30, 2007	Common Stock	.25	2,500,000	Stock issued for director services	Section 4(2)
September 30, 2007	Common Stock	.25	250,000	Stock issued for director services	Section 4(2)
September 30, 2007	Common Stock	.25	200,000	Stock issued for investment received	Regulation S

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

(a)-(c) Incorporated herein by reference to the Company's Preliminary Information Statement on Form14C filed with the Commission on October 11, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
22	Preliminary Information Statement regarding solicitation of consents authorizing Reverse Stock Split filed October 11, 2007.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

November 13, 2007

By:	/s/ Mahesh K. Jayanarayan
Mahesh K Jayanarayan
Chief Executive Officer

November 13, 2007

By:	/s/ Irene Kuan
Irene Kuan
Chief Financial and Principal Accounting Officer