Form 10QSB
period 2007-12-31
NEW MEDIUM ENTERPRISES INC
filed 2008-02-14
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For the Quarter ended December 31, 2007

Commission File Number: 333-51880

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	11-3502174
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Geoffrey Russell, COO
195 The Vale
London UK W3 7QS
Tel: 011 44 20 8746 2018
Fax: 011 44 208 749 8025
(Address, including zip code and telephone numbers, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b -2 of the Exchange Act).Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One):Yes ☐ No ☒

Shares of Common Stock, $0.0001 par value, outstanding as of February 12, 2008: 349,107,035

NEW MEDIUM ENTERPRISES, INC.

Form 10-Q for the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Morgenstern, Svoboda, & Baer CPA’s P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-mail: msbcpas@gmail.com

The Board of Directors and Stockholders New Medium Enterprises, Inc.

We have reviewed the accompanying consolidated balance sheets of New Medium Enterprises, Inc. as of December 31, 2007 and the consolidated statements of operations for the three & six months ended December 31, 2007 & 2006 and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Medium Enterprises, Inc. as of June 30, 2007 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated September 07, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda, & Baer CPA's P.C.
Certified Public Accountants
New York, NY
February 14, 2008

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
At December 31, 2007

	December 31, 2007	June 30, 2007
	$	$

ASSETS

Current Assets
Cash and Cash Equivalents	353,818	308,419
Cash receivable	-	1,875,000
Trade Debtors	320,830	-
Investments	-	-
Prepaid Expenses	443,878	409,752
Stock held by Third Party	57,714	72,957
Rental Deposits	51,395	45,595
Supplier Deposits	904	904
Other Receivable	140,263	79,090
Value Added Tax recoverable	30,151	31,342
Escrow Deposits	1,050,000	1,050,000
Total Current Assets	2,448,953	3,873,059

Property and Equipment	2,126,826	1,492,484
Less: Accumulated Depreciation	(264,282)	(194,072)
	1,862,544	1,298,412

Patents	90,491	57,002
Total Other Assets	1,953,035	1,355,414

Total Assets	4,401,988	5,228,473

Current Liabilities
Accrued Expenses and Accounts Payable	1,207,673	736,247
Note Payable	1,125,000
Total Current Liabilities	2,332,673	736,247
		--
Long Term Loan	3,244,000	2,269,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000, issued and outstanding 349,107,035 & 323,035,700 shares	34,912	32,305
Additional paid in capital	69,300,791	63,041,095
Accumulated other comprehensive gain (loss)	(35,642)	(38,641
Deficit accumulated during the development stage	(70,474,746)	(60,811,533)
Total Stockholders' Equity	(1,174,685)	2,223,226

Total Liabilities & Stockholders' Equity	4,401,988	5,228,473

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	From Inception(August 2, 1999) to
	December 31, 2007	December 31, 2006	December 31, 2007
	$	$	$

Revenues (sale of players)	419,677	-	647,650
Cost Of Goods Sold	(390,635)	-	(591,744)
Gross Profit	29,042		55,906

Operating Expenses:
Direct expenses	48,851	-	48,851
Marketing Expenses	403,699	-	1,444,547
General and Administrative	1,086,626	4,308,817	12,603,953
Research and Development Costs	211,998	107,906	14,827,507
IP Written Off-Adjustment	-	-	15,183,860
Founders Stock Option 2001 Exercised	-	-	2,991,719
Staff Compensation Based Stock Issue	989,950	-	21,365,776
Officer's Compensation	142,845	77,784	1,472,431
Unrecoverable Debt Written Off	-	-	431,529
Loss on Foreign Currency	6,930	13,190	84,792
Depreciation	37,286	23,627	286,516
Total Operating Expenses	2,928,185	4,531,324	70,741,481

Income (Loss) From Operations	(2,899,143)	(4,531,324)	(70,685,575)
Other Income	979	1,326	47,927
Investment Income	-	-	150,405
Value added tax recovered	-	-	12,897
Loss Before Income Taxes	(2,898,164)	(4,529,998)	(70,474,346)

Income Tax	-	-	(400)

Net Loss	(2,898,164)	(4,529,998)	(70,474,746)

Loss Per Common Share - Basic and Diluted	(0.01)	(0.02)	N/A

Weighted Average Number of Shares Outstanding	346,715,535	223,773,316	N/A

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	From Inception(August 2, 1999) to
	December 31, 2007	December 31, 2006	December 31, 2007
	$	$	$

Revenues	647,650	-	647,650
Cost Of Goods Sold	(591,744)	-	(591744)
Gross Profit	55,906		55,906

Operating Expenses:
Direct expenses	48,851	-	48,851
Marketing Expenses	691,443	-	1,444,547
General and Administrative	2,400,180	5,231,341	12,603,953
Research and Development Costs	653,467	222,390	14,827,507
IP Written Off-Adjustment	-	-	15,183,860
Founders Stock Option 2001 Exercised	-	-	2,991,719
Staff Compensation Based Stock Issue	5,559,803	-	21,365,776
Officer's Compensation	284,305	184,051	1,472,431
Unrecoverable Debt Written Off	-	-	431,529
Loss on Foreign Currency	16,919	21,237	84,792
Depreciation	70,210	47,827	286,516
Total Operating Expenses	9,725,178	5,706,846	70,741,481

Income (Loss) From Operations	(9,669,272)	(5,706,846)	(70,685,575)
Other Income	6,060	3,715	47,927
Investment Income	-	-	150,405
Value added tax recovered	-	-	12,897
Loss Before Income Taxes	(9,663,212)	(5,703,131)	(70,474,346)

Income Tax	-	-	(400)

Net Loss	(9,663,212)	(5,703,131)	(70,474,746)

Loss Per Common Share - Basic and Diluted	(0.03)	(0.03)	N/A

Weighted Average Number of Shares Outstanding	336,071,368	223,635,650	N/A

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	From Inception (August 2, 1999) to December 31, 2007

Cash flows from operating activities
Net loss	$(9,663,213)	$(5,703,131)	$(70,474,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,210	47,827	269,023
Profit on Insurance claim on Screen Broken	-	-	(3,262)
Stock Issued for Intellectual Property R&D bought	-	-	22,621,155
Write off of web site development costs	-	-	314,303
Stock issued for services rendered	5,912,303	1,727,529	30,948,846
Stock issued for services rendered – Escrow	-	1,650,000	(1,050,000)
Loss on sale of securities	-	-	(5,044)
Changes in assets and liabilities:
Change in current assets	(399,695)	7,598	(964,590)
Change in security deposits	(5,800)	-	(51,395)
Change in current liabilities	1,596,426	185,380	2,332,674
Net cash used in operating activities	(2,489,769)	(2,084,797)	(16,063,037)

Cash flows from investing activities
Proceed from insurance claim	-	-	14,039
Proceeds from the sale of other co. securities	-	-	13,584
Purchase of fixed assets (including Patents)	(667,831)	(767,757)	(2,038,177)
Purchase (write off) of fixed assets	-	460	(212,151)
Web site development costs/software asset	-	-	(261,402)
Investment purchased – net	-	-	(20,198)
Net cash provided from investing activities	(667,831)	(767,297	(2,504,305)

Cash flows from financing activities
Proceeds from sale of A, B, and C units	-	-	2,019,950
Offering costs-private placements	-	-	(69,625)
Deferred offering costs-registration statement	-	-	(40,000)
Purchase of Treasury Stock	-	-	(13,205)
Long-term loan + SDN	975,000	-	3,244,000
Proceeds from sale of shares and warrants to various officers, founders and investors	-	-	1,346,670
Shares issued for purchase of fixed asset	-	-	137,468
Short-term loan	-	1,100,000	-
Proceeds from sale of shares	350,000	1,475,000	12,331,544
Net cash provided from financing activities	$1,325,000	$2,575,000	$18,956,802

Effects of Exchange gain on Cash	2,999	(1713)	(35,642)

Net increase (decrease) in cash and cash equivalents	(1,829,601)	(278,807)	353,818

Cash and cash equivalents, beginning of period	2,183,419	665,597	-

Cash and cash equivalents, December 31, 2007	$353,818	$386,790	$353,818

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period July 1, 2006 - December 31, 2007

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances July 01, 2006		205,477,579	20,448	28,424,747	(25,045,059)	(37,418)	3,362,718

Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610
Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised
5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of Common Shares to Investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF
12 May 06 (200 should be 300)			100	(100)
Issuance of share(Held in Escrow)
29 December 2006	0.05	3,000,000	300	149,700			150,000
Issuance of share (Held in Escrow)
29 December 2006	0.1	24,000,000	2,400	2,397,600			2,400,000
Issuance of share (Held in Escrow)
29 December 2006	0.30	10,000,000	1,000	2,999,000			3,000,000
Issuance of shares for Services
3 January 2007	0.26	1,000,000	100	259,900			260,000
Issuance of share to investor
3 January 2007	0.2	4,000,000	400	799,600			800,000
Issuance of share to investor
28 February 2007	0.2131	117,316	12	24,988			25,000
Issuance of share for services
20 March 2007	0.30	40,000,000	4,000	11,996,000			12,000,000
Issuance of share to investor
31 March 2007	0.25	1,500,000	150	374,850			375,000
Termination of BEW Joint Venture
31 March 2007	0.10	(24,000,000)	(2,400)	(2,397,600)			(2,400,000)
Adjustment to issuance for services
1 April 2007	0.30	(1,000,000)	(100)	(299,900)			(300,000)
Issuance for services
3 April 2007	0.29	275,000	28	79,722			79,750
Issuance for services
3 April 2007	0.29	275,000	28	79,722			79,750
Issuance for services
4 April 2007	0.28	100,000	10	27,990			28,000
Issuance of share to investor
11 April 2007	0.18	555,422	56	99,944			100,000
Issuance of share to investor
24 April 2007	0.23	2,173,913	217	499,783			500,000
Issuance for services
30 April 2007	0.23	2,250,000	225	517,275			517,500
Penalty issuance of share to investors for nonSB2 registration
25 May 2007	0.26	668,000	67	173,613			173,680
Penalty issuance of share to investors for nonSB2 registration
25 May 2007	0.26	287,000	29	74,591			74,620
Issuance of shares for assets purchased from Semilla
1 June 2007	0.27	30,000,000	3,000	8,097,000			8,100,000
Issuance for services
1 June 2007	0.27	5,000,000	500	1,349,500			1,350,000
Issuance for services
1 June 2007	0.27	2,000,000	200	539,800			540,000
Issuance of share to investors
7 June 2007	0.25	2,400,000	240	599,760			600,000
Issuance for services
7 June 2007	0.18	250,000	25	44,975			45,000
Warrants exercised
7 June 2007	0.10	2,000,000	200	199,800			200,000
2001 Options exercised
14 June 2007	0.30	1,612,875	161	483,702			483,863
Issuance of shares to investor
20 June 2007	0.25	400,000	40	99,960			100,000
Issuance for services
20 June 2007	0.18	41,667	4	7,496			7,500
Issuance of shares to investor
29 June 2007	0.25	1,500,000	150	374,850			375,000
Issuance of shares to 10 investors
29 June 2007	0.25	6,000,000	600	1,499,400			1,500,000
Issuance for services Re Jan 07 inv
29 June 2007	0.32	45,208	4	14,463			14,467
Issuance for services Re Feb 07 inv
29 June 2007	0.35	59,619	6	20,861			20,867
Issuance for services Re Mar 07 inv
29 June 2007	0.29	96,092	10	27,857			27,867
Issuance for services Re Apr 07 inv
29 June 2007	0.23	105,217	11	24,189			24,200
Issuance for services Re May 07 inv
29 June 2007	0.28	86,429	8	24,192			24,200
Issuance for services Re June 07 inv
29 June 2007	0.30	86,222	8	25,859			25,867
Issuance for services
29 June 2007 - Shares last year issued	0.095	1,400,000	140	132,860			133,000
Cancellation of shares buy back	0.2198	(43,000)	(4)	(9,451)			(9,455)
Comprehensive Loss						(1,223)	(1,223)
Net Loss for the year to June 30, 2007					(35,766,474)		(35,766,474)

Balances June 30, 2007		323,035,700	32,305	63,041,095	(60,811,533)	(38,641)	2,223,226

Issuance of shares for services
2 July 2007	0.3	3,750,000	375	1,124,625			1,125,000
Issuance of shares for services
18 July 2007	0.18	41,667	4	7,496			7,500
Issuance of shares for services
9 August 2007	0.23	1,000,000	100	229,900			230,000
Issuance of shares for services
15 August 2007	0.24	2,000,000	200	479,800			480,000
Issuance of share to investors for nonSB2 registration
16 August 2007	0.24	240,000	24	57,576			57,600
Issuance of shares to investors June 2007
20 August 2007	0.25	400,000	40	99,960			100,000
Issuance of shares for services
20 August 2007	0.23	1,500,000	150	344,850			345,000
Issuance of shares for services
30 August 2007	0.22	113,334	11	24,922			24,933
Issuance of shares for Director services
30 August 2007	0.22	4,500,000	450	989,550			990,000
Issuance of share to investors for nonSB2 registration
31 August 2007	0.22	396,000	40	87,080			87,120
Issuance of share to investors for nonSB2 registration
Issuance of share to investors for nonSB2 registration
6 September 2007	0.23	330,000	33	75,867			75,900
Issuance of shares for services
11 September 2007	0.24	503,334	50	120,750			120,800
Issuance of share to investors for nonSB2 registration
18 September 2007	0.25	144,000	14	35,986			36,000
Issuance of share to June 2007 investor
25 September 2007	0.25	400,000	40	99,960			100,000
Issuance of share to June 2007 investor
28 September 2007	0.25	400,000	40	99,960			100,000
Issuance of share to investors for nonSB2 registration
30 September 2007	0.25	120,000	12	29,988			30,000
Issuance of shares for Director services
30 September 2007	0.25	5,250,000	525	1,311,975			1,312,500
Issuance of shares to June 2007 investors
30 September 2007	0.25	200,000	20	49,980			50,000
Issuance of shares for services
02 October, 2007	0.23	500,000	50	114,950			115,000
Issuance of shares for services
02 October, 2007	0.23	500,000	50	114,950			115,000
Issuance of shares for services
02 October, 2007	0.23	667,000	67	153,343			153,410
Issuance of shares for services
08 November, 2007	0.20	1,450,000	145	289,855			290,000
Issuance of shares Director services
03 December, 2007	0.19	1,666,000	167	316,373			316,540
Comprehensive Loss						2,999	2,999
Loss for Quarter ending December 31, 2007					(9,663,213)		(9,663,213)

Balance as at December 31, 2007		349,107,035	34,912	69,300,791	(70,474,746)	(35,642)	(1,174,685)

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

This Quarter the company has generated minimal revenues from the sale of its players to one European distributor.

Subsidiaries:

The following are the subsidiaries of the Company.

A)	New Medium Enterprises UK Ltd, incorporated on February 18, 2004, under the laws of England and Wales.
B)	New Medium Management Ltd, incorporated on May 13, 2004, under the laws of England and Wales.
C)	New Medium Enterprises Asia Pacific Ltd, incorporated on June 2, 2006 under the laws of Peoples Republic of China.
D)	New Medium Enterprises China Ltd, incorporated on June 2, 2006 under the laws of Peoples Republic of China.
E)	New Medium Entertainment Ltd - incorporated 19 September 2006, under the laws of England and Wales.
F)	New Medium Electronics Ltd – incorporated 19 September 2006, under the laws of England and Wales.
G)	New Medium Films Inc (Formerly known as Intellitain Media, Inc.)- incorporated 13 July 2000 under the laws of the state of Nevada, USA.
H)	New Medium Optics UK Ltd-incorporated on July 07, 2007 under the laws of England and Wales.

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
December 31, 2007
(continued)

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

Furniture and Fixtures and Office Equipment	3 years
Plant and Machinery	3 years
Others	3 years

As of December 31, 2007, and June 30, 2007 Property, Plant & Equipment consist of the following:

	December 31, 2007	June 30, 2007

Furniture and Fixture	$374,286	$325,865
Plant and Machinery	329,373	163,396
Others	1,423,167	1,003,223
Total	2,126,826	1,492,484
Accumulated depreciation	(264,282)	(194,072)
Net Fixed Asset	$1,862,544	$1,298,412

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Revenue Recognition

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services. Revenue from product sales is recognized when title transfers to customers, primarily on shipment. For the quarter ended December 31, 2007 there is small revenue from the sale of players.

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(continued)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company had restated the Financial Statements as required by accounting standards. Please see Note 5 on Intellectual property.

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
December 31, 2007
(continued)

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

The company has written off intellectual property in the last financial year, previously capitalized, that has severely affected the Profit and Loss account of last year. All restated statements will shortly be filed.

NOTE 4 – REVENUE RECOGNITION

The company received purchase orders from European distributor and sold players during first quarter. During this quarter company has sold more players to same European distributor and as a result recognized revenues from sale of players.

The company has sold HD VMD products through its own Ecommerce website, www.nmestore.com. The website represents an important component of the company’s complex internet marketing strategy, in which promotion via the internet will provide essential support for distributors and retailers.

The company has received orders from PC Rush (for 10,000 players), Westan (for 250 players), and Iceland distributors (for 200 bundle boxes). A partial delivery for these orders has been fulfilled during January 2008.

NOTE 5 - INVESTMENT IN INTELLECTUAL PROPERTY

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(continued)

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

The Company capitalized certain expenses as Intellectual Property in amounts totaling $14,877,509 and $306,351 during fiscal years ended June 30, 2004 and June 30, 2005, respectively. These costs, which are research and development in nature, are required to be expensed under U.S. generally accepted accounting principles. The effect of this change is a direct charge to expense in those periods of all amounts previously capitalized. This change in accounting treatment will cause our net loss to increase from $156,483 to $15,033,992 for the fiscal year ended June 30, 2004 and from $2,073,734 to $2,380,085 for the fiscal year ended June 30, 2005.

NOTE 6 - INCOME TAXES

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commercial Property

The Company rents office space from a third party on a month-to-month basis in the UK, amounting to $12,200 per month and three month notice is required to cancel the contract. The Company also rents office in Los Angeles, California for $1,965.50 per month and in China for one year at $3,387 per month. New Space is rented in India for 1 year approximately at $900 per month from January 2008. Except UK, all above lease agreements can be terminated at one month notice.

Obligations Table:

Quarter Ending December 31,	Obligation

2008	$42,852
Total	$42,852

Commercial Commitments

1.
In May 2006, the company entered into a contract for Design and Construction of a VMD Replication Line with VDL-ODMS. The project was reassessed and re-priced in July 2007. Under the new deal with VDL-ODMS – the company agreed to pay Euros 1,550,000 for the first VMD Line and has paid Euros 240,000 in July. The balance is backed by the Atradius line of credit. The company will pay the balance in two installments on completion of assembly and testing of equipment. The balance will be paid during quarter 3 of financial year 07 – 08.

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

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(continued)

3.
In October 2006, the company appointed COMDRP for communication and press relation services in France for a monthly fee of Euros 1,800 ($2,440) commencing from 1st November 2006. This contract can be terminated at one month written notice.

4.
In December 2006, the company entered into a HD playback Software Purchase Agreement with SSX for a total purchase price of $22,500. The company made an initial payment of $11,250 and one installment of $5,625. The final balance of $5,625 was to be paid on delivery and verification of the software.

5.
In December 2006, the subsidiary, NME Entertainment Ltd signed an agreement with HGC Films (JIAHUA LTD) for the acquisition of 5 Chinese titles for $30,000 in total. The company has paid $15,000 upfront and is committed to pay $5,000 per year for next three years.

6.
In August 2007 the subsidiary, NME Optics Ltd placed an order with Netstal-Maschinen AG for Injection Moulding Machine e–jet to be used in VMD Line for the total price of $350,028(420,000 CHF). $100,000 has been paid on August 20, 2007 as down payment. Balance is to be paid in March 2008.

7.
In August 2007 the subsidiary, NME Optics Ltd also placed an order with Dr Schenk GMBH for transmission, Dishing VMD stamper to be used in VMD Line for the total price of $65,007.15(48,100 EUR). $32,503.58 has been paid on September 28, 2007 as down payment. Balance is to be paid in February 2008.

As at December 31,	Commercial Commitments

2008	$2,340,097
Thereafter	10,000
Total	$2,350,097

Please see subsequent events on further acquisitions of film rights as well as forward looking statements

Legal Proceedings

There are no material legal proceedings to which the Company is a party to, or to which any of the Company's properties are subject.

Related Party Transactions

The company paid the following to related parties during the quarters ended December 31, 2007 and 2006:

	Six months to December 31,		Three months to December 31,
RELATED PARTIES	2007	2006	2007	2006
	$	$	$	$

For R&D V Tech For Labs and Material	87,423	76,800	42,100	38,400
For Contracted Staff -Turtle Technologies (India) Pvt Ltd (Sub of Silicon Valley Plc)	27,450	24,913	15,000	17,484
For Contracted Staff -One Soft Retail Business Solutions (Sub of Silicon Valley Plc)	39,300	31,407	23,648	17,670

NOTE 8 - LONG TERM LOANS

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
2.	5 % in warrant coverage @ 16 cents –already issued

The Loan was renegotiated in August 07 and the term period of the loan was extended up to August 31st 2008 which has now been extended to September 30, 2009.

As at December 31, 2007 the outstanding balance on the loan was $1,220,267 (including interest).

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(continued)

NOTE 9 – SENIOR DEBENTURE LOAN NOTE (SDN)

In October 2007, offer of a two year senior debenture note was sent to company’s non US resident shareholders. As at December 31, 2007 $ 2.47 Million senior debenture notes were signed and returned back to company. In return company has received $ 2.10 Million in cash during this quarter. Cash of $ 250,000 received in January 2008. Another $120,000 is due to be received next month.

The rate of interest as per senior debenture note term sheet is 12% per annum, payable annually. If the senior debenture note is repaid in full within 12 months, the full 12% will be paid. Interest will start accruing from January 2008.

Subscriber of every one dollar in senior debenture note will also be issued one warrant for 10 Common Shares (Rule 144) at an exercise price of US 2 cents per share.

During first year of issue, these warrants can only be exercised if debenture holder still holds 90% of his disclosed common shareholding at the time of application as per disclosure clause.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 500,000,000 shares of common stock (par value of $.0001) and 200,000,000 shares of non-voting preferred stock (par value $.0001).

The original par value had been $.001 per share. In January 2004 management voted to reduce the par value to $.0001 per share. The financial statements were restated retroactively to recognize the new valuation.

During the quarter ending December 31, 2007, 4,783,000 of common stock were issued to various employees and consultants as per contracted agreement.

Summary of shares issued during the financial year:

Description	No. Of Shares	Amounts
		$

Opening Balance	323,035,700

Shares issued to various Directors & Employees	21,899,668	5,273,183
Shares issued to various Consultants	1,541,667	352,500
Shares issued in lieu of Non SB2 Filing 30%	1,230,000	286,620

As Shown on Cash Flow Statement	24,671,335	5,912,303
Cash Received From Investment	1,400,000	350,000
Total	349,107,035

For each issuance of equity instruments for services provided, the valuation of the issuances represents the fair market value of the shares at the date of issuance and has been charged to the statement of operations. The equity issuances to management do not have a compensatory component as the management are employed by the company and have their own compensation as per their service contracts. These initial issuances are further inducements for management to join a non - commercialized product entity and add to their compensation packages which has been approved by the 53% majority shareholders.

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
December 31, 2007
(continued)

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

Deferred Share Subscriptions and Outstanding Warrants

Warrant Number	Number of Outstanding Warrants	Exercisable Price	Issue Date	Expiry Dates
F102	3,750,000	$0.04	August 12, 2005	August 11, 2009
F104	16,923,077	$.065	April 21, 2006	April 20, 2011
F105	1,000,000	$0.25	January 09,2007	May 31, 2010
F106	100,000	$0.10	September 01, 2006	August 31, 2011
F107	75,000	N/A	December 01, 2006	November 30, 2011
F108	250,000	$0.2325	October 17,2006	October 16, 2009
F109	2,500,000	$0.32	February 15,2007	February 15, 2012
F110	50,000	N/A	February 28, 2007	February 27, 2012
F111	387,292	$0.16	February 28, 2007	February 27, 2012
F112	7,150,000	$0.16	February 28, 2007	February 27, 2012
F113	50,000	$0.25	April 30, 2007	April 29, 2010
F114	10,000	$0.25	April 12, 2007	March 28, 2008
F115	1,500,000	$0.25	April 12, 2007	May 31, 2010
F116	800,000	$0.25	April 13, 2007	April 12, 2012
F117	11,000,000	$0.25	April 13, 2007	April 12, 2012
F118	400,000	$0.30	June 20, 2007	June 19, 2012
F119	41,667	$0.225	June 20, 2007	June 19, 2012
F120	555,556	$0.225	April 30, 2007	April 29, 2012
F121	250,000	$0.225	June 04, 2007	June 03, 2012
F122	2,400,000	$0.30	June 04, 2007	June 03, 2012
F123	1,500,000	$0.25	June 29, 2007	May 31, 2010
F124	7,178,593	$0.30	July 03, 2007	July 02, 2010
F125	400,000	$0.30	July 12, 2007	July 11, 2012
F126	41,667	$0.225	July 12, 2007	July 11, 2012
F127	600,000	$0.30	July 17, 2007	July 16, 2012
F128	800,000	$0.30	July 17, 2007	July 16, 2012
F129	1,500,000	$0.30	July 17, 2007	July 16, 2012
F130	400,000	$0.30	July 17, 2007	July 16, 2012
F131	1,000,000	$0.30	July 17, 2007	July 16, 2012
F132	200,000	$0.30	July 17, 2007	July 16, 2012
F133	400,000	$0.30	July 17, 2007	July 16, 2012
F134	200,000	$0.30	July 17, 2007	July 16, 2012
F135	300,000	$0.30	July 18, 2007	July 17, 2012
F136	200,000	$0.30	July 20, 2007	July 19, 2012
F137	2,000,000	$0.20	August 15, 2007	August 14, 2012
F138	400,000	$0.30	August 20,2007	August 19,2012
F139	300,000	$0.30	September 25, 2007	September 24, 2012
F140	100,000	$0.30	September 25, 2007	September 24, 2012
F141	300,000	$0.30	September 28, 2007	September 27, 2012
F142	100,000	$0.30	September 28, 2007	September 27, 2012
F143	50,000	$0.30	October 17, 2007	October 16, 2012
F144	150,000	$0.30	October 17, 2007	October 16, 2012
F145	4,500,000	$0.00	August 14, 2007	August 14, 2009
Total	71,812,851

NEW MEDIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(continued)

A new series of warrants will be issued on receipt of full money subscribed for senior debenture notes.

Each warrant will be entitled to exercise for 10 Common Shares (Rule 144) at an exercise price of US 2 cents per share. Total of 2.47 Million warrants (Covering 24.7 Million Shares) will be issued.

NOTE 11 - SUBSEQUENT EVENTS

On January 10, 2008 New Medium Enterprises signed an exclusive agreement with SFM Entertainment LLC (USA) for classic & award winning films and TV Titles.

On January 16, 2008 New Medium Enterprises received cash of $50,000 from Senior Debenture Note signed during the Quarter.

On January 22, 2008 New Medium Enterprises hosted “Global HD VMD day” at VDL – ODMS in Eindhoven where both companies unveiled the world’s first ever multilayer discs manufacturing line. The event marks the celebration of the HD VMD format giving the company an opportunity to provide industry and press with worldwide updates.

On January 25, 2008 New Medium Enterprises received cash of $200,000 from Senior Debenture Note signed during the Quarter.

On February 3, 2008, Mahesh K. Jayanarayan resigned as a director and as President and Chief Executive Officer of New Medium Enterprises, Inc. effective as of that date. Mr. Geoffrey Russell assumed the duties of President and Chief Executive Officer of the Company on an interim basis on February 3, 2008, following the resignation of Mr. Jayanarayan. Mr. Russell has served as the Chief Operating Officer since July 2007. From March 2006 until July 2007, Mr. Russell acted as a Director of Pentagon Glass Tech and Pentagon Glass Tech Franchising. From 2003 until March 2006, Mr. Russell served as a Technical Director and Managing Director at Pentagon Protection Plc.

Item 2.   Management’s Discussion and Analysis

Forward Looking Statements

Some of the information in this report or the documents we incorporate by reference in this report may contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

•	failing to produce a workable product;
•	failure to raise sufficient capital to fund business operating plans;
•	market conditions and demand for new optical storage media development and storage technology;
•	our competitors' ability to successfully develop new technologies to satisfy demand for data storage;
•	difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;
•	difficulties in competing successfully in the markets for new products with established and emerging competitors;
•	difficulties with single source suppliers, product defects or product delays;
•	difficulties in forming and maintaining successful joint venture relationships;
•	difficulties in obtaining, maintaining and using intellectual property protections;
•	changes in data storage technological protocols and standards;
•	difficulties in state, federal, foreign and international regulation and licensing requirements;
•	litigation actions by directors, employees, investors and others;
•	limited operation and management history;
•	dependence on key personnel;
•	inability to conclude the relationship;
•	other factors discussed in this report

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

Plan of Operations for the Next 12 Months

The Company released its first generation products in the 4th calendar quarter of 2007, while continuing its development efforts related to blue laser high capacity optical storage discs, the next generation of our proprietary VMD technology.

The Company’s first VMD replication line has commenced production in the 4th calendar quarter of 2007. The Company also plans to accelerate the marketing of its VMD replication lines, and is in negotiations with various companies regarding the sale of these lines.

The Company has produced two 1080p output VMD player models, ML622 and ML777, for demonstration at trade shows and conferences. In the fourth calendar quarter of 2007, we also started selling these players on our ecommerce website (www.nmestore.com) and fulfilled some orders during December, 2007.

We also expect to launch our HD authoring software commercially in mid-2008.

Sale of Players

The company received purchase orders for players from European Distributors towards the end of first quarter of fiscal year 2007-2008.  Partial delivery against these orders was made in the second quarter of fiscal year 2007-2008 and the remaining units were shipped in January 2008. The company also received another purchase order in the second fiscal quarter of 2007-2008, and a partial delivery was made, the remaining units are expected to be shipped in the third fiscal quarter 2007-2008. The revenues were recognized for the orders as the partial shipments were made in the second quarter of fiscal year 2007.

Planned Acquisition

On September 27, 2007 the Company signed a non-binding letter of intent to acquire FKH Electronic A.S. (FKH), a Slovakian producer and distributor of home appliances and consumer electronics devices in Central Europe that markets its products under the brand name Orava. The FKH Group estimates that Orava brand products had an 18% market share of their market in 2005 and had the largest market share of DVD player sales in Slovakia in 2006. Based on information provided by FKH's management to the Company, FKH has been profitable since its inception in and earned revenue in excess of US$25 million in each of three fiscal years ended December 2006. FKH acquired the Orava brand name in 1992.

According to FKH, FKH sells its Orava brand products in more than 1700 retail outlets, including European mega stores Carrefour, Tesco, Metro, AHOLD and others. FKH also has warehousing facilities, an automated fulfillment center and a sales network with a 24 hours x 7 days service desk.

As per the letter of intent, an audit of FKH accounts and systems was completed in December 2007 and waiting for funds to move to the next stage of acquisition.

Content Acquisition Agreements

On October 31, 2007 NME finalized an agreement with Lazy Town Entertainment for the release of 53 episodes of the British Academy Film and Television Award winning series LazyTown on its HD VMD format in Iceland. NME intends to include LazyTown titles within its HD VMD Player Bundle Box, available in Scandinavian countries, Iceland and UK, with 12 episodes in each bundle. All of LazyTown's 53 episodes were originally produced in HD and are ready to be produced on HD VMD.

On October 30, 2007 the Company signed agreements with two independent film distributors, SENA and Myndform, to distribute their High Definition titles on the HD VMD format in Iceland. NME has released bundle box with each distribution company which feature its full high definition 1080p HD VMD Player bundled with five Popular Hollywood Titles in HD VMD.

SENA is also a licensee in Iceland of content from 20th Century Fox, Sony Pictures, Focus and various independent studios. Myndform is a distributor for New Line Cinema products, including the Lord of the Rings Trilogy, The Queen, Miss Potter, Scoop, The Descent, and the Rush Hour series.

New Medium Enterprises introduced its VMD player and High Definition Bollywood film titles on VMD in India at the Times AV Revolution Expo at the Bombay Exhibition Center held on October 23, 2007. The Company expects to offer its HD VMD Bundle Box, including five HD titles, through Indian retailers and e-commerce sites in the second Quarter of calendar year 2008.

On September 25, 2007, the Company signed a commercial agreement with Australian distribution and retail company Westan Australia to distribute its HD VMD players and discs in Oceana Region including Australia and New Zealand. NME intends to release its full high definition (HD) 1080p HD VMD players and bundle boxes with Westan to bring affordable true high definition to consumers in the region. Products will be sold in mainstream retail outlets.

Commercial Activities

During the fiscal year, 2007, the Company completed product trials market research and product demonstrations in 12 markets and commenced marketing of its first generation product the ML777s HD VMD player and its HD films.  Subsequent to the marketing research the company will be focusing it’s marketing campaign:  In the second quarter 2008 in Australia, Central Europe, Scandinavia & Iceland and the UK, in the third quarter France and India and the fourth quarter the USA.  The Company intends to focus its marketing initiatives on HD VMD content, authoring tools to production studios and HD VMD electronic players and HD VMD components and licenses to OEM manufacturers and the Multi layer disc Replication Lines including discs and packaging.

NME plans to hire key personnel for further development of business as it grows. However we do not expect significant changes in the number of employees, and have hired consultants on a contractual basis and intend to form joint ventures with marketing partners in various regions of the world.

The company expects to focus the next 12 months on production and marketing of its HD line of products.

Research and Development

The company intends to devote financial and engineering resources to continue its research and development in the following areas:

1.	Next generation VMD replication lines.

2.	Next generation VMD electronic devices.

3.	Anti -piracy technology.

Furthermore, in the early part of calendar year 2008, the Company plans to enter into the development of products utilizing blue laser technology. The Company also intends to market any resulting products to the high end business-to-business storage market.

Liquidity and Capital Resources

On December 31, 2007, we had available in cash the sum of $353,818 and accrued expenses of $2,332,673.

In the audit report for the ended June 30, 2007, our auditors raised substantial doubt about our ability to continue as a going concern. The losses and severe liquidity constraints that led the auditors to express that opinion continued during the quarter ended December 31, 2007, and have resulted in the Company instituting significant restraints on the use of cash. The Company used $ 3,614,764 in cash to fund its operations during the last six months ended December 31, 2007, and had $ 353,818 in cash available at the end of the last six months. During January 2008, we received cash of $ 250,000 from senior debenture notes signed during this quarter. We will also receive another $ 120,000 in cash for which senior debenture notes are signed. Based on our cash burn rate during this quarter, we would have expected to run out of cash in the middle of February, 2008. Based upon our burn rate following the institution of the cost cuts to be implemented, we believe that we have sufficient cash to continue to operate for 2 months without additional financing. NME's management is actively seeking other sources of financing. Should we be unable to secure additional financing, we would be forced to cancel or postpone many of the initiatives discussed above, which would materially impact our financial results.

On December 31, 2007, we had accrued expenses of $2,332,673, certain loans outstanding totaling $1,144,000 due on August 31, 2009, and senior debenture notes outstanding totals of $ 2,100,000 due on December 31, 2009.

Item 3. Control and Procedures

As of December 31, 2007, the end of the period covered by this quarter Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Certifying Officers have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. Our management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about sales during the three months ended December 31, 2007 of securities that have not been registered under the Securities Act of 1933:

Date of Sale/Issuance	Type of Security Sold	Price per Share (US$)	Number Sold/Issued	Consideration Received	Exemption from Registration Claimed
October 2,2007	Common stock	0.23	500,000	Stock Issued for services	Section 4(2)
October 2,2007	Common stock	0.23	500,000	Stock Issued for services	Section 4(2)
October 22,2007	Common stock	0.23	667,000	Stock Issued for services	Section 4(2)
November 8,2007	Common stock	0.20	1,450,000	Stock Issued for services	Section 4(2)
December 3,2007	Common stock	0.19	1,666,000	Stock Issued to Director & services	Section 4(2)

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None during this quarter.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIUM ENTERPRISES, INC.

February 12, 2008

By:	/s/ Geoffrey Russell
Geoffrey Russell
Chief Operating Officer and Principal Officer

February 14, 2008

By:	/s/ Irene Kuan
Irene Kuan
Chief Financial and Principal Accounting Officer