Form 10KSB/A
period 2006-06-30
NEW MEDIUM ENTERPRISES INC
filed 2008-04-04
CIK 1126983

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

Geoffrey  Russell,  CEO
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

Common Stock
(Title of class)

NEW MEDIUM ENTERPRISES, INC.
Form 10-KSB/A  for the Year Ended June 30, 2006

PAGE
PART I

ITEM 1. BUSINESS	4

ITEM 2. PROPERTIES	15

ITEM 3. LEGAL PROCEEDINGS	16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS	16

ITEM 5A. SELECTED FINANCIAL DATA	17

ITEM 6. MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION	18

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23 - 34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35

ITEM 8A. CONTROLS AND PROCEDURES	35

ITEM 8B. OTHER INFORMATION	36

PART III

ITEM 9. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT	35

ITEM 9A. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	37

ITEM 10. EXECUTIVE COMPENSATION	37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	39

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES	41

ITEM 14. EXHIBITS INCORPORATED BY REFERENCE	41

PART IV

ITEM 15. EXHIBITS INDEX	42

ITEM 16. SUBSEQUENT EVENTS	42

SIGNATURES	42

Explanatory Note

The Amendment is being filed to amend  the financial statements and related footnotes to Form 10KSB for the annual period ending June 30, 2006 previously filed.

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

	June 30, 2006	June 30, 2005

Loss from Operations	$(6,484,377)	$(2,381,442)

Total Current Assets	3,442,141	241,388

Total Assets	3,629,108	355,202

Total Current Liabilities	266,390	136,393

Total Stockholders’ Equity	3,362,718	218,809

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

The J/V would allow for a commercial partnership between NME and BEW to exploit NME's VMD technology under which the objective is for E-World to adopt VMD for the Chinese market and upgrade their standard EVD player to read VMD discs.

KEY FACTORS AFFECTING  RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

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

In January 2004, when our company acquired the R & D intellectual properties and know how from MultiDisc Ltd. and TriGM International S.A., the VMD technology was in the pre-prototype stage, had no planned operational activities, and could not yet identify customers for an end product that it has not yet proven it can produce since it existed only as a computer model

The Board observed that the useful lives of intangible assets are related to the expected cash inflows that are associated with those assets. Accordingly, the Board concluded that the amortization periods for intangible assets should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The Board noted that the useful lives and amortization periods of intangible assets should reflect the periods over which those assets will contribute to cash flows, not the period of time that would be required to internally develop those assets.

RESTATEMENT

During the year ended June 2007, it was determined that the correct application of accounting principles had not been applied in 2006, 2005 and 2004 for the write –off as required under FASB 142. The financial statements for those years have been restated to reflect the purchased R&D intellectual properties being charged to Research and Development costs of $306,351 for 2005, and $14,877,509 for 2004.

The effect of this restatement affects the deficit accumulated and the  loss per share for the years ended June 30, 2005 and 2004 of ($18,604,572) and ($16,224,487) respectively..
The restatements for the year –ended June 30, 2004, June 30, 2005 and June 30, 2006 are summarized as follows:

New Medium Enterprises, Inc
Financial Statment Restatements

Balance Sheet

	June 30 , 2004		June 30, 2005		June 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Total assets	$15,147,078	$269,569	$15,539,062	$355,202	$18,812,968	$3,629,108
Total liabilities	53,314	53,314	136,393	136,393	266,390	266,390
Additional paid-in capital	16,452,400	16,452,400	18,839,361	18,839,361	28,407,777	28,407,777
Accumulated deficit	(1,358,636)	(16,236,145)	(3,436,692)	(18,620,552)	(9,861,199)	(25,045,059)
Total shareholders' equity	15,093,764	216,255	15,402,669	218,809	18,546,5782	3,362,718
Total liabilities and shareholders' equity	$15,147,078	$269,569	$15,539,062	$355,202	$18,812,968	$3,629,108

		Statement of Operations

	June 30, 2004		June 30, 2005		June 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	No restatment
General, Administrative, Depreciation & Officers Compensation	$188,086	$188,086	$1,103,801	$1,103,801	$5,939,714	$5,939,714
Research and Development Costs	0	0	971,290	971,290	544,663	544,663
Purchased IP and R&D Costs Written off	0	14,877,509	0	306,351	0	0
Other Income	(31,585)	(31,585)	(1,557)	(1,557)	(43,889)	(43,889)
Income Tax	0	0	200	200	200	200
Net loss	$(156,483)	$(15,033,992)	$(2,073,734)	$(2,380,085)	$(6,440,688)	$(6,440,688)
Loss per share, basic and diluted	$(0.01)	$(0.30)	$(0.02)	$(0.03)	$(0.03)	$(0.03)

18

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

/s/ Morgenstern, Svoboda & Baer, CPA’s, P.C.
Certified Public Accountants

New York, NY
October 11, 2006

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
For the years ending June 30, 2006 - June 30, 2005

	June 30, 2006	June 30, 2005

Assets

Current assets:
Cash and cash equivalents	$665,597	$196,529
Investment	--	0
Prepaid expenses	414,823	0
Rental Deposits	26,911
Supplier Deposits	560,972
Other Receivables	65,968
Escrow Deposits	1,650,000	44,859
Value Added Tax recoverable	57,870
Total current assets	3,442,141	241,388

Property and equipment	288,512	179,140
Less: accumulated depreciation	(101,545)	(65,326)
	186,967	113,814

Total assets	$3,629,108	$355,202

Liabilities and stockholders' equity

Current liabilities:
Accrued expenses and amount payable	$266,390	$136,393
Total current liabilities	266,390	136,393

Commitments and contingencies

Stockholders' equity
Preferred stock $.0001 par value, authorized 200,000,000 shares; none issued
Common stock, $.0001 par value, authorized 500,000,000 shares, issued and outstanding 205,477,579 & 119,571,344 shares	20,448	11,957
Additional paid in capital	28,424,747	18,827,404
Accumulated other comprehensive (loss)	(37,418)	(15,980)
Deficit accumulated during the development stage (Note 4)	(25,045,059)	(18,604,572)
Total stockholders’ equity	3,362,718	218,809

Total liabilities & stockholders' equity	$3,629,108	$355,202

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended June 30, 2006	For the year ended June 30, 2005	From inception (August 2, 1999) through June 30, 2006

Revenues

Operating Expenses:
General and Administrative	$5,490,338	$933,267	$7,048,018
Research and Development Costs	544,663	971,290	2,078,530
Officer's Compensation	397,323	136,816	777,369
Loss on Foreign currency	15,834	0	15,834
Purchased IP and R&D costs written off (Note 4)	0	306,351	15,183,860
Depreciation	36,219	33,718	118,995
Total Operating Expenses	$6,484,377	$2,381,442	$25,222,606

Income (Loss) From Operations	(6,484,377)	(2,381,442)	(25,222,606)

Other Income	30,990		30,990
Investment Income	2	1,557	148,913
Value Added Tax Recovered	12,897		12,897
Loss Before Income Taxes	(6,440,488)	(2,379,885)	(25,029,806)
Income Tax	200	200	400

Net Loss	$(6,440,688)	$(2380,085)	$(25,030,206)

Loss Per Common Share - Basic and Diluted	(0.04)	(0.03)	N/A

Weighted Average Number of Shares Outstanding	162,524,729	84,543,598	N/A

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS

	As at June 30, 2006	As at June 30, 2005	From inception (2-8-99) to 30-6-06

Cash flows from operating activities
Net loss	$(6,440,487)	$(2,380,085)	$(25,045,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,219	33,718	118,995
Issuance of shares for acquisition of Intellectual property	0	0	14,521,155
Write off of web site development costs		0	314,302
Stock issued for services rendered	3,370,590	452,961	4,086,351
Stock issued held in Escrow for merger	(1,650,000)		(1,650,000)
Loss of sale on securities		(5,044)	(5,044)
Changes in assets and liabilities:
Change in current assets	(1,054,774)	(14,192)	(1,097,133)
Change in security deposits	(26,911)	0	(26,911)
Change in current liabilities	129,997	83,079	263,890
Net cash used in operating activities	$(5,635,366)	$(1,829,563)	$(8,519,454)

Cash flows from investing activities
Proceeds from the sale of securities		13,584	13,584
Purchase of fixed assets (including investments)	(109,372)		(109,372)
Effects of Exchange gain on Cash	(21,438)	(4,322)	(25,760)
Purchase (write off) of fixed assets	0	(21,100)	(196,590)
Web site development costs/software asset	0	--	(261,402)
Investment purchased – net	0	--	(20,198)
Net cash provided by investing activities	$(130,810)	$(11,838)	$(599,738)

Cash flows from financing activities
Proceeds from sale of A, B, and C units	103,700	0	1,819,950
Offering costs - private placements	0	0	(69,625)
Deferred offering costs - registration statement	0	0	(40,000)
Treasury Stock	0	0	(3,750)
Proceeds from sale of shares and warrants to various officers, founders, and investors	0	1,934,000	1,946,670
Issuance of shares for warrants exercised	0		0
Issuance of shares for services rendered	0		0
Proceeds from sale of shares	6,131,544		6,131,544
Net cash provided by financing activities	$6,235,244	$1,934,000	$9,784,789

Net increase (decrease) in cash and cash equivalents	469,068	92,599	665,597

Cash and cash equivalents, July 1	196,529	103,930	0

Cash and cash equivalents, June 30	665,597	196,529	665,597

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period July 1, 2004 - June 30, 2006

	Per Share Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Totals

Balances, July 1, 2004		92,147,220	9,215	16,443,185	(16,224,487)	(11,658)	216,255

Warrants exercised July and August 2004	$0.25	250,000	25	62,475			62,500
Issuance of shares for services rendered, August 2004	$0.30	100,000	10	29,990			30,000
Issuance of shares for services to be rendered, August 2004	$0.40	875,000	88	349,912			350,000
Sale of common stock to investor August 2004	$0.20	5,000,000	500	999,500			1,000,000
Issuance of shares for services rendered, September 2004	$0.17	6,315	0	1,074			1,074
Warrants exercised October, November, and December 2004	$0.25	390,000	39	97,461			97,500
Issuance of shares for services rendered, November December 2004	$0.24	18,750	2	4,498			4,500
Issuance of shares for services rendered, January 2004 until May 2005	0.045	1,500,000	150	67,350			67,500
Sale of common stock to investor May 2005	0.02	10,000,000	1,000	199,000			200,000
Conversion Of Outstanding Debt June 2005	0.05	3,480,000	348	173,652			174,000
Sale of common stock to investor May 2005
Stocks issued August 2005	0.0689	5,804,594	580	399,420			400,000

Net loss for year ended June 30, 2005					(2,380,085)		(2,380,085)

Comprehensive loss						(4,322)	(4,322)

Balances June 30, 2005		119,571,879	11,957	18,827,517	(18,604,572)	(15,980)	218,809

Issuance of shares for services August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services August 18, 2005	0.1	5,599,122	560	559,352			559,912
Issuance of shares for Pre-Acquistion Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor October 13, 2005	0.1	3,000,000	300	299,700			300,000
Sale of common stock to investor November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised March 22, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised 6-Apr-06	0.10	300,000	30	29,970			30,000
Sale of common shares to investor 7-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor 12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services 13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor 13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor 13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor 13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised 17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor 18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor 18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor 20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor 20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor 20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor 20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor 21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor 24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor 25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor 25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor 25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor 25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor 1-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor 3-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default) 12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor 19-May-06	0.15	266,666	27	39,973			40,000
Sale of common shares to investor 19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised 24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services 6/1/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services 6/1/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary 23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services 23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services 23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor 23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services 23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services 23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services 23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor 23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services 23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow 29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(25,045,059)	(37418)	3,362,108

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

Intangible assets
The Company had previously capitalised intangible assets purchased in 2004 and 2005 totalling $14,877,509 and $306,351 respectively. To comply with SFAS 141, and to correct the accounting error in accordance with the requirements of SFAS 154 and APB 20, we have been restated  the current  retained losses to reflect the intangible assets written off in their year of acquisition,

Revenue Recognition

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

To comply with SFAS141, and to correct the accounting error in accordance with the requirements of SFAS 154 and APB 20, we have been restated  the current  retained losses to reflect the intangible assets written off in their year of acquisition. The effect of this is to increase the previously reported accumulated  losses on June 30, 2005, from $3,420,712 to $18,604,572; and the accumulated losses for June 30, 2006 from $9.861,199 to $25,045,059

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2006 the Company had a Federal and State tax net operating loss of approximately $9,585,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 5 - INVESTMENTS

The Company had purchased shares of publicly traded companies on the open market. These investments were sold during the year and at the balance sheet date did not hold any. Unrealized gains and losses on investments are shown a separate component of stockholders equity.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The company engaged the services of Andrew Danenza, the son of Ann Kallgren, to provide consulting and other services for the Company. He has received $150,518 in fees, 2 million NME, Inc Common Stock valued at $220,000, and will receive and ongoing monthly fee of $6666.66

NOTE 7 -STOCKHOLDERS' EQUITY

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

During the period to 30 June 2006, 56,261,498 shares of common stock were issued in return for investments received from various accredited investors, warrants exercised, shares held in escrow and officers for services rendered (for analysis, see notes under Liquidity and resources). The total number of shares issued as at 30 June 2006, is 205,477,579 with a valuation of $3,362,718.

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

NOTE 8 - SUBSEQUENT EVENTS

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

NOTE 8 - SUBSEQUENT EVENTS OTHER

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

1,000,000 stock options granted to Hyman Schwartz, Director. Options are exercisable at ..045, which is the fair market price on the day the options were granted. Options are valid until 2008.

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

ITEM 14. EXHIBITS INCORORATED BY REFERENCE

8K REPORTS INCORPORATED BY REFERENCE:

Date of Earliest Event	Date 8k Filed	Summary of 8K Incorporated by Reference
7/1/05	7/6/05	Appointment of Director & Officer, Professor Levich
9/12/05	9/20/05	Appointment of Rahul Diddi, Director
915/05	10/14/05	Sale of 7,500,000 & 5,000,000 Unregistered Shares
11/1/05	11/8/05	Amendment to Articles of Incorporation
10/24/05	11/9/05	Amended 8K reporting resignation of Auditor, N. Blumenfrucht
12/16/05	12/23/05	Entered into Definitive Agreement with E-World, Creation of A Direct Financial Obligation
12/6/05	12/23/05	Departure of Director, Rahul Diddi
12/14/05	12/29/05	Sale of 2,500,000 Unregistered Shares
1/24/06	2/3/06	Irene Kuan appointed CFO
2/1/06	2/3/06	Philips David appointed as Director
3/30/06	3/30/06	Extended agreement with E-World
3/28/06	4/05/06	Sale of 2,083,334 unregistered shares
4/7/06	4/7/06	Sale of 3,846,154 & 3,333,334 Unregistered shares
4/11/06	4/21/06	Entry into Definitive Agreement with MPEG
3/2/06	5/3/06	Sale of 500,000 Unregistered Shares
4/20/06	5/9/06	Sale of 7,178,593 Unregistered Shares
5/3/06	5/16/06	Entry into Definitive Agreement Plasmon Agreement Included
5/3/06	5/16/06	Entry into Definitive Agreement with VDL ODMS B.V. Agreement Included
6/1/06	6/5/06	Company Share By Back Program
6/23/06	6/27/06	NME Redeems Debenture

Exhibits Period Ending 6-30-2006

ITEM 15. EXHIBIT INDEX

99.1	Sistech Corporation Ltd.
31.1	Certification 906 Sarbanes Oxley, CEO
31.2	Certification 906 Sarbanes Oxley, CFO
32.1	Certification 302 Sarbanes Oxley, CEO
32.2	Certification 302 Sarbanes Oxley, CFO

PART IV

ITEM 16. SUBSEQUENT EVENTS

1.	On July 31, 2006.Warrant Series A and C expired. New Warrants F have been issued, totalling $1.2 million with an expiry date of 20 April 2011.
2.	On August 28, 2006 James Cardwell; the former President of Warner Home Video joined NME board as a media and content advisor.
3.	August 8, 2006. After pulling out of the merger with Beijing E-World, NME, Inc was able to renegotiate a Joint Venture instead. See Exhibit attached.
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

SUBSEQUENT EVENTS: EQUITY TRANSACTIONS:

1.	On September 5 2006 the Company issued to Sistech Corporation Limited 100,000 Common stock of New Medium Enterprises, Inc. Shares were valued at $23,000.

2.	On September 5, 2006 the Company issued 25,000 shares to Nicholas Lavrov, for services rendered. Shares were valued at $5,750.

3.	On September 13 2006 the Company issued 17,000 to Quorus Limited for services rendered. Shares were valued at $5610.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Medium Enterprises, Inc.
(Registrant)

By: /s/ Geoff  Russell, President, CEO
April 4, 2008

By: /s/ Geoff Russell,
Principal Executive Officer
April 4, 2008

By: /s/ Irene SP Kuan
Principal Accounting Officer
April 4, 2008

By: /s/ Irene SP Kuan
Principal Financial Officer
Date: April 4, 2008