Form 10QSB/A
period 2006-09-30
NEW MEDIUM ENTERPRISES INC
filed 2008-04-04
CIK 1126983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended: September 30, 2006

Commission File Number: 333-51880

NEW MEDIUM ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	11-3502174
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Geoffrey  Russell, CEO
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

[Missing Graphic Reference]

NEW MEDIUM ENTERPRISES, INC.
FORM 10QSB

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2006

2

Explanatory Note

The Amendment is being filed to amend  the financial statements and related footnotes for the 10QSB for the quarter ending September 31, 2006 previously filed.

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

/s/ Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants

New York, NY
November 15, 2006

ITEM 1 FINANCIAL STATEMENTS
NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT SEPTEMBER 30, 2006

	SEPTEMBER 30, 2006 As Amended	JUNE 30, 2006 As amended

ASSETS

Current Assets
Cash and Cash Equivalents	$553,101	$665,597
Investments	430
Prepaid Expenses	330,660	414,823
Rental Deposits	26,911	26,911
Supplier Deposits	560,972	560,972
Other Receivable	76,444	65,968
Value Added Tax recoverable	26,130	57,870
Escrow Deposits	1,650,000	1,650,000
TOTAL CURRENT ASSETS	3,224,648	3,442,141

Property and Equipment	597,104	288,512
Less : Accumulated Depreciation	(125,744)	(101,545)
	471,360	186,967
Total Other Assets	3,696,008	3,629,108

Total Assets	$3,696,008	$3,629,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses and amount payable	$1,460,063	$266,390
Due to Shareholders	--
Total Current Liabilities	1,460,063	266,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000
issued and outstanding
205,752,912 & 138,436,546 shares	20,476	20,448
Additional paid in capital	28,471,079	28,424,747
Accumulated other comprehensive gain (loss)	(37,418)	(37,418)
Deficit accumulated during the development stage	(26,218,192)	(25,045,059)
Total Stockholders' Equity	2,235,945	3,362,718

Total Liabilities & Stockholders' Equity	$3,696,008	$3,629,108

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
	As amended	As amended
Revenues	$0	$0

Operating Expenses:
General and Administrative	922,524	360,381
Research and Development Costs	114,484	853,689
Officer's Compensation	106,267	487,612
Loss on Foreign Currency	8,047
Depreciation	24,200	8,971
Total Operating Expenses	1,175,522	1,710,653

Income (Loss) From Operations	(1,175,522)	(1,710,653)

Other Income	2,389	0
Investment Income	0	69

Loss Before Income Taxes	(1,173,133)	(1,710,584)

Income Tax	0	0

Net Loss	(1,173,133)	(1,710,584)

Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	205,615,246	129,003,945

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED

	September 30, 2006	September 30, 2005	Inception to date 30.9.06
			As amended
Cash flows from operating activities
Net loss	$(1,173,133)	$(1,710,584)	$(26,218,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,200	8,971	143,195
Stock Issued for Services rendered	46,360	1,341,011	14,567,515
Profit on Exchange to Shareholder's Equity			0
Write off of web site development costs			314,302
Stock issued for services rendered			4,086,351
Stock issued for services rendered - Escrow			(1,650,000)
Loss on sale of securities			(5,044)
Changes in assets and liabilities			0
Other Loans Receivable			0
Change in current assets	104,997	23,578	(992,136)
Change in Security deposits	0	(18,085)	(26,911)
Change in current liabilities	93,673	(99,768)	357,563
Net cash used in operating activities	(903,903)	(454,877)	(9,423,357)

Cash flows from investing activities
Proceeds from the sale of securities			13,584
Purchase of fixed assets (including investments)	(308,593)	(271)	(417,965)
Exchange gain (loss) on shares			(25,760)
Purchase (write off)of fixed assets			(196,590)
Web site development costs/software asset			(261,402)
Investment purchased - net			(20,198)
Net cash provided from investing activities	(308,593)	(271)	(908,331)

Cash flows from financing activities
Proceeds from sale of A,B, and C units			1,819,950
Offering Costs-private placements			(69,625)
Deferred offering costs-registration statement			(40,000)
Purchase of Treasury Stock			(3,750)
Notes Payable			0
Proceeds from sale of shares and warrants to various		750,000	0
officers, founders and investors	0	0	1,946,670
Proceeds from sale of shares			6,131,544
Short Term Loan Received	1,100,000	0	1,100,000
Net cash provided from financing activities	1,100,000	750,000	10,884,789

Net increase (decrease) in cash and cash equivalents	(112,496)	294,852	553,101

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, end of period	553,101	491,381	553,101

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD JULY 1, 2003 - SEPTEMBER 30, 2006

					Retained	Accumulated
				Additional	Earnings	Other
	Per Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals
					As amended		As Amended
Balances, June 30, 2004		92,147,220	9,215	16,443,185	(16,224,487)	(11,658)	216,255

Warrants exercised
July and August 2004	$0.25	250,000	25	62,475			62,500
Issuance of shares for services
rendered, August 2004	$0.30	100,000	10	29,990			30,000
Issuance of shares for services to be
rendered, August 2004	$0.40	875,000	88	349,912			350,000
Sale of common stock to investor
August 2004	$0.20	5,000,000	500	999,500			1,000,000
Issuance of shares for services
rendered, September 2004	$0.17	6,315	0	1,074			1,074
Warrants exercised
October, November, and December 2004	$0.25	390,000	39	97,461			97,500
Issuance of shares for services
rendered, November December 2004	$0.24	18,215	2	4,385			4,387
Issuance of shares for services
rendered, January 2004 until May 2005	0.045	1,500,000	150	67,350			67,500
Sale of common stock to investor May 2005	0.02	10,000,000	1,000	199,000			200,000
Conversion Of Outstanding Debt June 2005	0.05	3,480,000	348	173,652			174,000
Sale of common stock to investor May 2005
Stocks issued August 2005	0.0689	5,804,594	580	399,420			400,000

Net loss for year ended June 30, 2005					(2,380,085)		(2,380,085)

Comprehensive loss						(4,322)	(4,322)

Balances June 30, 2005		119,571,344	11,957	18,827,404	(18,604,572)	(15,980)	218,809

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition
Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06	0.10	300,000	30	29,970			30,000
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06	0.15	266,666	27	39,973			40,000
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01/06/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01/06/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(25,045,059)	(37,418)	3,362,718

Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610

Comprehensive Loss						0	0

Net Loss for the 3 months to 30 September 2006					(1,173,133)		(1,173,133)

Balance as at September 30, 2006		205,752,912	20,476	28,471,079	(26,218,192)	(37,418)	2,235,945

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

NOTE 4 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future period. A valuation allowance is deferred tax asset will not be realized. As of June 30, 2006 the Company had a Federal and State tax net operating loss of approximately $9,585,000, which may be applied against future taxable income expiring in the year 2020. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

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

NOTE 6 STOCKHOLDERS' EQUITY

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

NOTE 7 SUBSEQUENT EVENTS
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

RESTATEMENT

During the year ended June 2007, it was determined that the correct application of accounting principles had not been applied in 2006, 2005 and 2004 for the write –off as required under FASB 142. The financial statements for those years have been restated to reflect the purchased R&D intellectual properties being charged to Research and Development costs of $306,351 for 2005, and $14,877,509 for $2004.

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

12

New Medium Enterprises, Inc.
Financial Statement Restatements

		Statements of Cashflows

	June 30, 2004	June 30, 2005			June 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	NO restatment
Cashflow from Operating Activities
Net Loss.	$(156,483)	$(15,033,992)	$(2,073,734)	$(2,380,085)	$(6,440,487)	$(6,440,487)
Adjustments for non-cash operating activities	93,608	93,608	481,635	481,635	3,406,809	3,406,809
Net Changes in Assets and Liabilities	16,122	16,122	68,887	68,887	(2,601,688)	(2,601,688)
Net Cash Used in Operating Activities	(46,753)	(14,924,262)	(1,523,212)	(1,829,563)	(5,635,366)	(5,635,366)

Cashflow from investing activities
Net cash for assetand investments purchased and sales	(50,857)	(50,857	(11,838)	(7,516)	(130,810)	(130,810)
Investment in Intellectual Property	(14,877,509)	0	(306,351)	0	0	0
Net Cash provided by investing activities	$(14,928,366)	$(50,857)	$(318,189)	$(7,516)	$(130,810)	$(130,810)

Cash Flow from financing activities
Net Cash from Financing activities	14,521,155	14,521,155	1,934,000	1,934,000	6,235,244	6,235,244
Net Cash provided from Financing activities	$14,521,155	$14,521,155	1,934,000	1,934,000	6,235,244	6,235,244

Net Increase (decrease) in cash and cash equivalents	453,964	453,964	92,599	92,599	469,068	469,068

Cash and cash equivalents , end of year	103,930	103,930	196,529	196,529	665,597	665,597

Cash and cash equivalents , begining of year	557,894	557,894	103,930	103,930	196,529	196,529

		Statement of Cash Flows
	From Inception August 2, 1999 to	From Inception August 2, 1999 to			From Inception August 2, 1999 to
	June 30, 2004	June 30, 2005			June 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Cashflow from Operating Activities
Net Loss.	$(1,346,978)	$(16,224,487)	$(3,420,712)	$(18,604,572)	$(9,861,199)	$(25,045,059)
Adjustments for non-cash operating activities	15,147,315	15,147,315	15,628,950	15,628,950	17,368,266	19,035,759
Net Changes in Assets and Liabilities	22,647	22,647	91,534	91,534	(831,003)	(2,510,354)
Net Cash Used in Operating Activities	13,822,984-	(1,054,525)	12,299,772	(2,884,088)	6,676,064	(8,519,654)

Cashflow from investing activities
Net cash for assetand investment purchased and sales	(457,090)	(457,090	(464,606)	(464,606)	(573,978)	(599,738)
Investment in Intellectual Property	(14,877,509)	0	(15,183,860)	0	(15,183,860)	0
Net Cash provided by investing activities	$(15,334,599)	$(457,090)	$(15,648,466)	$(464,606)	$(15,757,838)	$(599,738)

Cash Flow from financing activities
Net Cash from Financing activities	1,615,545	1,615,545	3,549,545	3,549.545	9,784,789	9,784,789
Net Cash provided from Financing activities	$1,615,545	$1,615,545	3,549,545	3,549,545	9,784,789	9,784,789

Net Increase (decrease) in cash and cash equivalents	103,390	103,390	200,851	200,851	665,597	665,597

Cash and cash equivalents , July 1	0	0	0	0	0	0

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

16

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

April 4, 2008

BY: /s/ Geoffrey  Russell
PRESIDENT & CHIEF EXECUTIVE OFFICER