Form 10QSB/A
period 2006-12-31
NEW MEDIUM ENTERPRISES INC
filed 2008-04-04
CIK 1126983

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

Explanatory Note

This Amendment is being filed to amend  the financial statements and related footnotes for the 10QSB for the quarter ending December 31, 2006 previously filed.
b

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

Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants

New York, NY
February 13, 2007

ITEM 1 FINANCIAL STATEMENTS

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT DECEMBER 31, 2006

	December 31, 2006	June 30, 2006
ASSETS

Current Assets
Cash and Cash Equivalents	$386,790	$665,597
Investments	780	0
Prepaid Expenses	324,963	414,823
Stock held by Third Party	63,443	0
Rental Deposits	29,091	26,911
Supplier Deposits	560,972	560,972
Other Receivable	110,224	65,968
Value Added Tax recoverable	29,473	57,870
Escrow Deposits	5,550,000	1,650,000
TOTAL CURRENT ASSETS	7,055,736	3,442,141

Property and Equipment	1,003,429	288,512
Less: Accumulated Depreciation	(149,329)	(101,545)
	854,100	186,967
Patents	52,337	0
Total Other Assets	906,437	186,967

Total Assets	$7,962,173	$3,629,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short Term Loan	1,100,000	0
Accrued Expenses and amount payable	451,770	266,390
Total Current Liabilities	$1,551,770	$266,390

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000 issued and outstanding
241,793,720 &205,477,579 shares	24,180	20,448
Additional paid in capital	37,173,545	28,424,747
Accumulated other comprehensive gain (loss)	(39,131)	(37,418)
Deficit accumulated during the development stage	(30,748,191)	(25,045,059)
Total Stockholders' Equity	6,410,403	3,362,718

Total Liabilities & Stockholders' Equity	$7,962,173	$3,629,108

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

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	December 31, 2006	December 31, 2005

Revenues

Operating Expenses:
General and Administrative (see note 7 below)*	$4,308,817	$1,452,085
Research and Development Costs	107,906	(705,154)
Officer's Compensation	77,784	14,290
Loss on Foreign Currency	13,190	16,210
Purchased IP and R&D Costs written off	0	4,500
Depreciation	23,627	11,865
Total Operating Expenses	$4,531,324	$793,796

Income (Loss) From Operations	(4,531,324)	(793,796)

Other Income	1,326
Investment Income	0	2,636

Loss Before Income Taxes	(4,529,998)	(791,160)

Income Tax	0	0

Net Loss	$(4,529,998)	$(791,160)

Loss Per Common Share - Basic and Diluted	(0.02)	(0.01)

Weighted Average Number of Shares Outstanding	223,773,316	142,726,546

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED

	December 31, 2006	December 31, 2005	Inception to date 31.12.06
			As amended
Cash flows from operating activities
Net loss	$(5,703,131)	$(2,501,744)	$(30,748,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,827	20,836	149,329
Stock Issued for Services rendered	1,727,529	1,351,011	16,248,684
Profit on Exchange to Shareholder's Equity			0
Write off of web site development costs			314,302
Stock issued for services rendered			4,086,351
Stock issued for services rendered – Escrow	1,650,000		0
Loss on sale of securities			(5,044)
Changes in assets and liabilities
Other Loans Receivable			0
Change in current assets	7 598	23,576	(1,062,884)
Change in Security deposits	0	(28,056)	(26,911)
Change in current liabilities	185,380	(87,161)	451,771
Net cash used in operating activities	$(2,084,797)	$(1,221,538)	$(10,592,593)

Cash flows from investing activities
Proceeds from the sale of securities			13,584
Purchase of fixed assets (including investments)	(767,757)	(34,764)	(877,129)
Effects of Exchange gain on Cash	(1,713)	(13,496)	(39,131)
Purchase (write off)of fixed assets	460		(196,130)
Web site development costs/software asset			(261,402)
Investment in Intellectual Property		(4,500)
Investment purchased – net			(20,198)
Net cash provided from investing activities	$(769,010)	$(52,760)	$(1,380,406)

Cash flows from financing activities
Proceeds from sale of A,B, and C units			1,819,950
Offering Costs-private placements			(69,625)
Deferred offering costs-registration statement			(40,000)
Purchase of Treasury Stock			(3,750)
Notes Payable			0
Proceeds from sale of shares and warrants to various			0
officers, founders and investors	0	750,000	1,946,670
Proceeds from sale of shares	1,475,000	860,000	7,606,544
Short Term Loan Received	1,100,000	0	1,100,000
Net cash provided from financing activities	$2,575,000	$1,610,000	$12,359,789

Net increase (decrease) in cash and cash equivalents	$(278,807)	$335,702	$386,790

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, December 31	$386,790	$532,231	$386,790

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD July 1, 2004 - December 31, 2006

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances June 30, 2005		119,571,344	11,957	18,827,404	(18,604,572)	(15,980)	218,809

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition Shareholders
September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
Sale of common shares to investor
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01/06/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01/06/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(25,045,059)	(37,418)	3,362,718
Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610

Comprehensive Loss						0	0

Net Loss for the 3 months to 30 September 2006					(1,173,133)		(1,173,133)

Balance as at September 30, 2006		205,752,912	20,476	28,471,079	(26,218,192)	(37,418)	2,235,945

Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised -- 5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF 12 May 06(200 should be 300)			100	(100)
29 December 2006 Issuance of share(Held in Escrow)	0.05	3,000,000	300	149,700			150,000
29 December 2006 Issuance of share(Held in Escrow)	0.1	24,000,000	2,400	2,397,600			2,400,000
29 December 2006 Issuance of share(Held in Escrow)	0.30	10,000,000	1,000	2,999,000			3,000,000
Comprehensive Loss						(1,713)	(1,713)
Net Loss for the 3 months to 31 December 2006					(4,529,999)		(4,529,999)

Equity as at December 31, 2006		241,793,720	24,180	37,173,545	(30,748,191)	(39,131)	6,410,403

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

NOTE 3 INCOME TAXES

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

NOTE 4 COMMITMENTS AND CONTINGENCIES

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

NOTE 5 SHORT TERM LOAN

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

No. of shares of $0.0001	Due Date	Share Price	Total Subscription
1,500,000	March 31, 2007	$0.25	$375,000
1,500,000	June 30, 2007	$0.25	$375,000

Following Warrants and Stock options are outstanding

Warrants No	No of shares Entitled	Exercisable price	Expiry Dates
F102	3,750,000	$0.04	August 11, 2009
F103	2,000,000	$0.10	June 08, 2007
F104	16,923,077	$.065	April 20,2011
F105	4,000,000	$0.25	May 31, 2010

The following warrants are (deferred) to be issued to the following under the contractuals agreement with Consultants:

Name	No. of Shares/Investment Funds Received	Term
David McGuire	25,000 per month	To commence on sales achievement

Neil Bottrill	2,000,000	Over 3 years, exercisable in 3 installments
Neil McEwan	250,000	Within 3 years

NOTE 7 SUBSEQUENT EVENTS

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

18

New Medium Enterprises, Inc.
Financial Statement Restatements

New Medium Enterprises, Inc.
Financial Statement Restatements

		Statements of Cashflows

	June 30, 2004		June 30, 2005			June 30, 2006
	Previously reported	As restated		Previously reported	As restated	Previously reported	NO restatment
Cashflow from Operating Activities
Net Loss.	$(156,483)	$(15,033,992)	$(2,073,734)	$(2,380,085)	$(6,440,487)	$(6,440,487	)
Adjustments for non-cash operating activities	93,608	93,608	481,635	481,635	3,406,809	3,406,809
Net Changes in Assets and Liabilities	16,122	16,122	68,887	68,887	(2,601,688)	(2,601,688	)
Net Cash Used in Operating Activities	(46,753)	(14,924,262)	(1,523,212)	(1,829,563)	(5,635,366)	(5,635,366	)

Cashflow from investing activities
Net cash for assetand investments purchased and sales	(50,857)	(50,857	(11,838)	(7,516)	(130,810)	(130,810	)
Investment in Intellectual Property	(14,877,509)	0	(306,351)	0	0	0
Net Cash provided by investing activities	$(14,928,366)	$(50,857)	$(318,189)	$(7,516)	$(130,810)	$(130,810	)

Cash Flow from financing activities
Net Cash from Financing activities	14,521,155	14,521,155	1,934,000	1,934,000	6,235,244	6,235,244
Net Cash provided from Financing activities	$14,521,155	$14,521,155	1,934,000	1,934,000	6,235,244	6,235,244

Net Increase (decrease) in cash and cash equivalents	453,964	453,964	92,599	92,599	469,068	469,068

Cash and cash equivalents , end of year	103,930	103,930	196,529	196,529	665,597	665,597

Cash and cash equivalents , begining of year	557,894	557,894	103,930	103,930	196,529	196,529

		Statements of Cashflows
	From Inception August 2, 1999 to		From Inception August 2, 1999 to			From Inception August 2, 1999 to
	June 30, 2004		June 30, 2005			June 30, 2006
	Previously reported	As restated		Previously reported	As restated	Previously reported	As restated
Cashflow from Operating Activities
Net Loss.	$(1,346,978)	$(16,224,487)	$(3,420,712)	$(18,604,572)	$(9,861,199)	$(25,045,059	)
Adjustments for non-cash operating activities	15,147,315	15,147,315	15,628,950	15,628,950	17,368,266	19,035,759
Net Changes in Assets and Liabilities	22,647	22,647	91,534	91,534	(831,003)	(2,510,354	)
Net Cash Used in Operating Activities	13,822,984	(1,054,525)	12,299,772	(2,884,088)	6,676,064	(8,519,654	)

Cashflow from investing activities
Net cash for assetand investment purchased and sales	(457,090)	(457,090	(464,606)	(464,606)	(573,978)	(599,738	)
Investment in Intellectual Property	(14,877,509)	0	(15,183,860)	0	(15,183,860)	0
Net Cash provided by investing activities	$(15,334,599)	$(457,090)	$(15,648,466)	$(464,606)	$(15,757,838)	$(599,738	)

Cash Flow from financing activities
Net Cash from Financing activities	1,615,545	1,615,545	3,549,545	3,549.545	9,784,789	9,784,789
Net Cash provided from Financing activities	$1,615,545	$1,615,545	3,549,545	3,549,545	9,784,789	9,784,789

Net Increase (decrease) in cash and cash equivalents	103,390	103,390	200,851	200,851	665,597	665,597

Cash and cash equivalents , July 1	0	0	0	0	0	0

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