Form 10QSB/A
period 2007-03-31
NEW MEDIUM ENTERPRISES INC
filed 2008-04-04
CIK 1126983

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

Explanatory Note

The Amendment is being filed to amend the financial statements and related footnotes for the 10QSB for the quarter ending March 31, 2007 previously filed.

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

Morgenstern, Svoboda, & Baer Cpa's P.C.
Certified Public Accountants
New York, NY
May 14, 2007

ITEM 1 FINANCIAL STATEMENTS

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AT MARCH 31, 2007

	March 31, 2007	June 30, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$487,274	$665,597
Investments	9,480	0
Prepaid Expenses	339,147	414,823
Stock held by Third Party	312,009	0
Rental Deposits	37,512	26,911
Supplier Deposits	0	560,972
Other Receivable	131,962	65,968
Value Added Tax recoverable	37,741	57,870
Escrow Deposits	3,150,000	1,650,000
TOTAL CURRENT ASSETS	4,505,125	3,442,141

Property and Equipment	1,379,666	288,512
Less: Accumulated Depreciation	(174,497)	(101,545)
	1,205,169	186,967
Patents	52,337	0
TOTAL OTHER ASSETS	1,257,506	186,967

TOTAL ASSETS	$5,762,631	$3,629,108

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses and amount payable	626,071	266,390
TOTAL CURRENT LIABILITIES	$626,071	$266,390
Long Term Loan	1,144,000	0
TOTAL LIABILITIES	1,770,071	266,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value, Authorized 200,000,000 shares; none issued
Common Stock, $.0001 par value, Authorized 500,000,000 issued and outstanding;
264,411,036 & 205,477,579 shares	26,442	20,448
Additional paid in capital	48,231,282	28,424,747
Accumulated other comprehensive gain (loss)	(40,462)	(37,418)
Deficit accumulated during the development stage	(44,224,702)	(25,045,059)
TOTAL STOCKHOLDER EQUITY	3,992,560	3,362,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,762,631	$3,629,108

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED

	March 31, 2007	March 31, 2006

Revenues

Operating Expenses:
Marketing Expenses	$670,598	$0
General and Administrative	2,202,498	2,449,080
Research and Development Costs	312,402	265,113
Founders Stock Option2001 Exercised	2,507,856	0
Staff Compensation Based Stock Issue	13,129,673	0
Officer's Compensation	264,822	516,981
Loss on Foreign Currency	24,215	16,210
Depreciation	72,994	34,355
Total Operating Expenses	$19,185,058	$3,281,739

Income (Loss) From Operations	(19,185,058)	(3,281,739)

Other Income	5,415	0
Investment Income	0	4,345
Value added tax recovered	0	47,864

Loss Before Income Taxes	(19,179,643)	(3,,229,530)

Income Tax	0	0

Net Loss	$(19,179,643)	$(3,229,530)

Loss Per Common Share - Basic and Diluted	(0.08)	(0.02)

Weighted Average Number of Shares Outstanding	234,944,307	135,485,612

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED

	March 31, 2007	March 31, 2006

Revenues	0	0

Operating Expenses:
Marketing Expenses	$440,654	$0
General and Administrative	1,088,627	632,114
Research and Development Costs	90,012	116,578
Founders Stock Option2001 Exercised	0	0
Staff Compensation Based Stock Issue	12,000,000	0
Officer's Compensation	80,771	15,079
Loss on Foreign Currency	2,979	0
Depreciation	25,168	13,519
Total Operating Expenses	$13,728,212	$777,290

Income (Loss) From Operations	(13,728,212)	(777,290)

Other Income	1,701	47,864
Investment Income	0	1,640

Loss Before Income Taxes	(13,726,511)	(727,786)

Income Tax	0	0

Net Loss	$(13,726,511)	$(727,786)

Loss Per Common Share - Basic and Diluted	(0.06)	(0.01)

Weighted Average Number of Shares Outstanding	253,102,378	149,208,213

The accompanying notes are an integral part of these financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED

	MARCH 31, 2007	MARCH 31, 2006	Inception to date March 31, 2007

Cash flows from operating activities
Net loss	$(19,179,643)	$(3,229,530)	$(44,224,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,995	34,355	174,497
Stock Issued for Services rendered	13,987,529	1,351,011	28,508,684
Write off of web site development costs			314,302
Stock issued for services rendered			4,086,351
Stock issued for services rendered - Escrow	1,650,000	0	0
Loss on sale of securities			(5,044)
Changes in assets and liabilities
Other Loans Receivable		(309,000)	0
Change in current assets	258,693	(311,190)	(811,790)
Change in Security deposits	0	(28,056)	(26,911)
Change in current liabilities	359,680	272,666	626,071
Net cash used in operating activities	$(2,850,746)	$(2,219,744)	$(11,358,542)

Cash flows from investing activities
Proceeds from the sale of securities			13,584
Purchase of fixed assets (including investments)	(1,143,993)	(80,591)	(1,253,365)
Purchase (write off)of fixed assets	460		(196,130)
Web site development costs/software asset			(261,402)
Investment in intellectual property		(4,500)	0
Investment purchased – net			(20,198)
Net cash provided from investing activities	$(1,143,533)	$(98,510)	$(1,717,511)

Cash flows from financing activities
Proceeds from sale of A, B, and C units			1,819,950
Offering Costs - private placements			(69,625)
Deferred offering costs-registration statement			(40,000)
Purchase of Treasury Stock			(3,750)
Long Term Loan	1,144,000		1,144,000
Proceeds from sale of shares and warrants to various officers, founders and investors	825,000	1,089,000	2,771,670
Proceeds from sale of shares	1,850,000	1,070,000	7,981,544
Short Term Loan Received	0	0	0
Net cash provided from financing activities	$3,819,000	$2,159,000	$13,603,789
Effects of Exchange gain on Cash	(3,044)	(13,419)	(40,462)

Net increase (decrease) in cash and cash equivalents	$(178,323)	$(159,254)	$487,274

Cash and cash equivalents, beginning of period	665,597	196,529	0

Cash and cash equivalents, March 31	$487,274	$37,275	$487,274

The accompanying notes are an integral part of the financial statements.

NEW MEDIUM ENTERPRISES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD July 1, 2005 - MARCH 31, 2007

					Retained	Accumulated
	Per			Additional	Earnings	Other
	Share	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Amount	Shares	Amount	Capital	Deficit)	Loss	Totals
					As Restated
Balances June 30, 2005		119,571,344	11,957	18,827,404	(18,604,572)	(15,980)	218,809

Issuance of shares for services
August 18, 2005	0.1	1,000,000	100	99,900			100,000
Issuance of shares for services
August 18, 2005	0.1	5,600,122	560	559,451			560,011
Issuance of shares for Pre-Acquisition
Shareholders September 15, 2005	0.05	915,080	92	45,908			46,000
Issuance of shares for services
September 20, 2005	0.1	3,750,000	375	374,625			375,000
Issuance of shares for services
September 20, 2005	0.1	250,000	25	24,975			25,000
Issuance of shares for services
September 20, 2005	0.1	2,000,000	200	199,800			200,000
Issuance of shares for services
September 20, 2005	0.1	350,000	35	34,965			35,000
Sale of common stock to investor
September 20, 2005	0.15	5,000,000	500	749,500			750,000
Sale of common stock to investor
October 13, 2005	0.1	3,000,000	300	299,700			300,000
Issuance of shares for services
October 17, 2005	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
November 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 14, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
December 15, 2005	0.1	500,000	50	49,950			50,000
Sale of common stock to investor
December 20, 2005	0.125	480,000	48	59,952			60,000
Sale of common stock to investor
December 28, 2005	0.1	1,500,000	150	149,850			150,000
Sale of common stock to investor
January 20, 2006	0.1	1,500,000	150	149,850			150,000
Warrants Exercised
February 1, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 9, 2006	0.12	500,000	50	59,950			60,000
Warrants Exercised
March 10, 2006	0.1	100,000	10	9,990			10,000
Warrants Exercised
March 22, 2006	0.1	100,000	10	9,990			10,000
Sale of common stock to investor
March 28, 2006	0.12	2,083,334	208	249,792			250,000
Warrants Exercised
06-Apr-06
Sale of common shares to investor
07-Apr-06	0.12	2,083,334	208	249,792			250,000
12-Apr-06	0.15	10,000	1	1,499			1,500
Issuance of shares for services
13-Apr-06	0.17	1,250,000	125	212,375			212,500
Sale of common shares to investor
13-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
13-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
13-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
17-Apr-06	0.15	90,000	9	13,491			13,500
Warrants Exercised
17-Apr-06	0.10	200,000	20	19,980			20,000
Sale of common shares to investor
18-Apr-06	0.14	1,428,571	143	199,857			200,000
Sale of common shares to investor
18-Apr-06	0.15	333,334	33	49,967			50,000
Sale of common shares to investor
20-Apr-06	0.15	200,000	20	29,980			30,000
Sale of common shares to investor
20-Apr-06	0.15	60,000	6	8,994			9,000
Sale of common shares to investor
20-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
20-Apr-06	0.12	7,178,593	718	860,713			861,431
Sale of common shares to investor
21-Apr-06	0.15	50,000	5	7,495			7,500
Sale of common shares to investor
24-Apr-06	0.15	100,000	10	14,990			15,000
Sale of common shares to investor
25-Apr-06	0.15	283,334	28	42,472			42,500
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.145	1,666,666	167	241,500			241,667
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
25-Apr-06	0.15	300,000	30	44,970			45,000
Sale of common shares to investor
01-May-06	0.15	90,000	9	13,491			13,500
Sale of common shares to investor
03-May-06	0.15	200,000	20	29,980			30,000
Issuance of shares for services (in event of payment default)
12-May-06	0.1	3,000,000	200	299,800			300,000
Sale of common shares to investor
19-May-06
Sale of common shares to investor
19-May-06	0.15	100,000	10	14,990			15,000
Warrants exercised
24-May-06	0.10	237,000	24	23,676			23,700
Issuance of shares for services
01/06/2006	0.15	1,000,000	100	149,900			150,000
Issuance of shares for services
01/06/2006	0.15	250,000	25	37,475			37,500
Release of debenture on subsidiary
23-Jun-06	0.095	12,500,000	1,250	1,186,250			1,187,500
Issuance of shares for services
23-Jun-06	0.095	2,000,000	200	189,800			190,000
Issuance of shares for services
23-Jun-06	0.095	1,000,000	100	94,900			95,000
Sale of common shares to investor
23-Jun-06	0.13	256,411	25	33,308			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	66	63,299			63,365
Issuance of shares to officer for services
23-Jun-06	0.095	667,000	67	63,298			63,365
Sale of common shares to investor
23-Jun-06	0.13	256,411	26	33,307			33,333
Issuance of shares for services
23-Jun-06	0.095	160,256	16	15,208			15,224
Issuance of shares for merger held in Escrow
29-Jun-06	0.11	15,000,000	1,500	1,648,500			1,650,000

Comprehensive Loss						(21,438)	(21,438)

Net Loss for the year to 30 June 2006					(6,440,487)		(6,440,487)

Balances 30 June 2006		205,477,579	20,448	28,424,747	(25,045,059)	(37,418)	3,362,718
Issuance of shares for services
17 July 2006	0.09	133,333	13	11,987			12,000
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	50,000	5	11,495			11,500
Issuance of shares for services
05 September 2006	0.23	25,000	3	5,747			5,750
Issuance of shares for services
13 September 2006	0.33	17,000	2	5,608			5,610

Comprehensive Loss						0	1,5260

Net Loss for the 3 months to 30 September 2006					(1,173,133)		(1,173,133)

Balance as at September 30, 2006		205,752,912	20,476	28,471,079	(26,218,192)	(37,418)	2,235,945

Issuance of shares for services
19 October 2006	0.44	104,167	10	45,823			45,833
Issuance of shares for services
19 October 2006	0.44	667,000	67	293,413			293,480
Issuance of shares for services
19 October 2006	0.44	1,000,000	100	439,900			440,000
Issuance of shares for services
19 October 2006	0.44	100,000	10	43,990			44,000
2001 Options exercised 5 December 2006	0.40	6,269,641	627	2,507,229			2,507,856
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	480,000	48	119,952			120,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	100,000	10	24,990			25,000
Sale of common shares to investor
5 December 2006	0.25	1,000,000	100	249,900			250,000
Sale of common shares to investor
5 December 2006	0.25	400,000	40	99,960			100,000
Sale of common shares to investor
5 December 2006	0.25	120,000	12	29,988			30,000
Sale of common shares to investor
5 December 2006	0.25	800,000	80	199,920			200,000
Sale of common shares to investor
5 December 2006	0.25	200,000	20	49,980			50,000
Sale of common shares to investor
5 December 2006	0.25	600,000	60	149,940			150,000
Termination of MPEG Joint Venture
29 December 2006	0.11	(15,000,000)	(1,500)	(1648,500)			(1,650,000)
Adjustment to Opening Balance REF 12 May 06 (200 should be 300)			100	(100)
29 December 2006 Issuance of share (Held in Escrow)	0.05	3,000,000	300	149,700			150,000
29 December 2006 Issuance of share (Held in Escrow)	0.1	24,000,000	2,400	2,397,600			2,400,000
29 December 2006 Issuance of share (Held in Escrow)	0.30	10,000,000	1,000	2,999,000			3,0000,000
Comprehensive Loss						(1,713)	(1,713)

Net Loss for the 3 months to 31 December 2006					(4,529,999)		(4,529,999)

Equity as at December 31, 2006		241,793,720	24,180	37,173,545	(30,748,191)	(39,131)	6,410,403

3 January 2007 Issuance of shares for Services	0.26	1,000,000	100	259,900			260,000
February 28 2007 Issuance of share to investor	0.2	4,000,000	400	799,600			800,000
February 28 2007 Issuance of share to investor	0.2131	117,316	12	24,988			25,000
March 20 2007 Issuance of shares for Services	0.30	40,000,000	4,000	11,996,000			12,000,000
March 31 2007
Issuance of share to investor	0.25	1,500,000	150	374,850			375,000
March 31 2007
Termination of BEW Joint Venture	0.10	(24,000,000)	(2,400)	(2,397,600)			(2,400,000)

Comprehensive Loss						(1,331)	(1,331)
Adjustment to last quarter loss					250,000		250,000

Net Loss for the 3 months to March 31, 2007					(13,726,511)		(13,726,511)

Equity as at March 31, 2007		264,411,036	26,442	48,231,282	(44,224,702)	(40,462)	3,992,560

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

NOTE 4    COMMITMENTS AND CONTINGENCIES

Commercial Property

The Company rents office space from a third party on a month-to-month basis in UK, amounting to $11,200 per month, and in Los Angeles, California for six months, at $1,976 per month from November 2006, increasing to $1,965.50 from May 2007. In China for one year, at $3,387 per month from March 07. In India for 3 years, $2,000 per month from January 2007. All above agreements are cancellable at one month notice period.

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

NOTE 5    LONG TERM LOAN

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

NOTE 7    SUBSEQUENT EVENTS

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

26

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